Form 10-Q
period 1995-03-31
CHEMI TROL CHEMICAL CO
filed 1995-05-12
CIK 215420

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the Transition Period From  to

                           COMMISSION FILE NO. 0-18797

                             CHEMI-TROL CHEMICAL CO.
             (Exact name of registrant as specified in its charter)

              OHIO                                               34-4439286
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               Identification No.)

2776 CR 69, Gibsonburg, Ohio                                             43431
(Address of principal executive offices)                              (Zip Code)

                                 (419) 665-2367
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X                                 No
        ----                                  ----

     The registrant has 2,004,930 common shares, no par value, outstanding as of March 31, 1995.

                         This document contains 10 pages

                          PART 1. FINANCIAL INFORMATION

     Financial Statements

     The accompanying condensed balance sheets as of March 31, 1995 and 1994, and related statements of income and retained earnings and statements of cash flows for the periods ended March 31, 1995 and 1994 are unaudited but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The accompanying condensed balance sheet as of December 31, 1994 has been derived from the audited year end financial statements. These financial statements presented are for interim periods and do not include all disclosures normally provided in annual financial statements; they should be read in conjunction with financial statements and notes thereto appearing in the Company's 1994 annual report to shareholders. The interim results of operations are not necessarily indicative of the results for the complete year.

                             CHEMI-TROL CHEMICAL CO.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                     Three months ended
                                              ---------------------------------
                                              March 31, 1995     March 31, 1994
                                              --------------     --------------
Revenues:
          Net sales                             $14,190,785       $ 13,226,824
          Interest and financing income             284,186            263,864
                                                -----------       ------------
                                                 14,474,971         13,490,688

Costs and expenses:
          Cost of sales                          12,255,990         11,081,923
          Selling expenses                          839,225            794,500
          General and administrative expenses       669,414            837,946
          Interest                                  254,336            240,326
                                                -----------       ------------
                                                 14,018,965         12,954,695
                                                -----------       ------------

Income before income taxes                          456,006            535,993

Provision for income taxes                          175,000            210,000
                                                -----------       ------------

Net income                                          281,006            325,993

Retained earnings at beginning of period         18,179,042         19,027,715
                                                -----------       ------------
                                                 18,460,048         19,353,708

Stock dividends paid (Note 3)                     1,800,011          1,802,185
                                                -----------       ------------
Retained earnings at end of period              $16,660,037       $ 17,551,523
                                                ===========       ============
Net income per common share (Note 3)            $       .14       $        .16
                                                ===========       ============





                             See accompanying notes.

                             CHEMI-TROL CHEMICAL CO.
                            CONDENSED BALANCE SHEETS

                                                 March 31    December 31,    March 31
                                                   1995          1994          1994
                                                -----------   -----------   -----------
ASSETS
Current Assets:
      Cash                                      $    81,460   $   998,578   $   186,514
      Notes and accounts receivable              16,518,298    15,677,232    14,290,154
      Net investment in sales-type leases         1,031,914     1,086,679     1,056,352
      Inventories (Note 1)                       12,933,004     9,380,670    10,923,107
      Prepaid expenses and other assets           1,481,560     1,157,421     1,827,261
                                                -----------   -----------   -----------

          Total current assets                   32,046,236    28,300,580    28,283,388

Property, plant and equipment, net               10,396,194    10,172,347    10,223,795

Investments and other assets                      7,373,507     7,444,433     7,231,279
                                                -----------   -----------   -----------

                                                $49,815,937   $45,917,360   $45,738,462
                                                ===========   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Notes payable                             $ 3,989,483   $ 3,500,000    $      ---
      Accounts payable                           10,594,626     6,714,457     7,587,254
      Income taxes                                  131,769       105,497       178,026
      Dividends payable                                 ---       164,056           ---
      Accrued liabilities                         2,971,936     2,849,622     2,906,541
      Long-term debt due within one year          3,391,906     3,748,685     4,212,356
                                                -----------   -----------   -----------

                Total current liabilities        21,079,720    17,082,317    14,884,177

Long-term debt                                    6,857,413     7,235,827     9,946,726

Deferred federal income tax                         628,000       628,000       563,862

Shareholders' equity:
   Common stock, without par value;
    6,000,000 shares authorized
    2,004,930 shares issued and outstanding
    (1,822,796 shares in 1994) (Note 3)           4,590,767     2,792,174     2,792,174
      Retained earnings                          16,660,037    18,179,042    17,551,523
                                                -----------   -----------   -----------

                Total shareholders'
                  equity                         21,250,804    20,971,216    20,343,697
                                                -----------   -----------   -----------

                                                $49,815,937   $45,917,360   $45,738,462
                                                ===========   ===========   ===========



                             See accompanying notes.

                             CHEMI-TROL CHEMICAL CO.
                            STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1995 and 1994

                                                                 1995                1994
                                                                 ----                ----
Operating activities:
      Net income                                            $   281,006         $   325,993
      Adjustments to reconcile net income
      to net cash provided by operating activities:
        Notes receivable from product
         sales                                               (2,296,194)         (2,324,755)
        Notes receivable sold                                   712,134             744,530
        Collections from customers on notes
         receivable                                           1,415,222             907,581
        Proceeds from sales-type leases                         277,831             254,658
        Additions to net investment in sales-
         type leases                                            (55,059)           (291,589)
        Depreciation                                            300,874             299,294
        Gain on sale of property
         and equipment                                          (21,117)             (4,153)
        Changes in operating assets and liabilities:
           Accounts receivable                                 (707,035)         (1,092,309)
           Inventories                                       (3,552,334)         (2,440,349)
           Prepaid expenses                                    (324,139)           (434,220)
           Other assets                                         (62,274)            (28,212)
           Accounts payable                                   3,880,169           3,474,370
           Income taxes payable                                  26,272             143,869
           Accrued liabilities                                  122,314              13,893
                                                            -----------         -----------


                Net cash used in operating activities            (2,330)           (451,399)

 Investing activities:
      Additions to property and equipment                      (560,303)           (460,787)
      Proceeds from disposals of property and
      equipment                                                  56,699              38,064
                                                            -----------         -----------

                Net cash used in investing activities          (503,604)           (422,723)

 Financing activities:
      Notes payable - net                                       489,483          (1,300,000)
      Payments of long-term debt                             (1,112,193)         (1,109,053)
      Additions to long-term debt                               377,000           3,000,000
      Dividend payments                                        (164,056)           (149,146)
      Repurchase of fractional shares related to
       stock dividend                                            (1,418)             (1,133)
                                                            -----------         -----------
           Net cash provided by (used in) financing
                activities                                     (411,184)            440,668
                                                            -----------         -----------

 Decrease in cash and cash equivalents                         (917,118)           (433,454)
 Cash and cash equivalents at beginning of period               998,578             619,968
                                                            -----------         -----------
 Cash and cash equivalents at end of period                 $    81,460         $   186,514
                                                            ===========         ===========
 Supplemental cash flow information:
      Cash paid for interest                                $   229,191         $   238,277
                                                            ===========         ===========
      Cash paid for income taxes                            $    88,728         $    57,392
                                                            ===========         ===========


                             See accompanying notes

                             CHEMI-TROL CHEMICAL CO.

                          NOTES TO FINANCIAL STATEMENTS

1. Inventories

     Inventories at March 31, 1995, December 31, 1994 and March 31, 1994 are as follows:

                                           March 31,                        March 31,
                                             1995        December 31,         1994
                                          (Unaudited)       1994           (Unaudited)
                                          -----------    ------------      -----------
Manufacturing inventories:
  Raw materials and supplies              $ 3,529,882     $ 2,440,090        $ 2,449,814
  Work in process                             527,637         434,293            426,766
  Finished goods                              816,223         713,027          1,145,999
Purchased inventory held for resale         7,481,974       5,503,321          5,921,640
Chemicals and other materials
  used in contracting                         577,288         289,939            978,888
                                          -----------     -----------        -----------
                                          $12,933,004     $ 9,380,670        $10,923,107
                                          ===========     ===========        ===========



2.  Sale of Notes With Recourse

     The Company at March 31, 1995 has a contingent liability of $3,031,000 for customers' installment notes sold with recourse to the Chemi-Trol Chemical Company Profit Sharing Plan. The credit risk associated with these notes is minimal as the Company retains a security interest in the products sold on the installment basis.

3. Net income per common share

     Net income per common share is based on the weighted average number of shares outstanding of 2,004,930, after giving retroactive effect to the 10% stock dividends issued in March of 1994 and 1995. Shareholders' rights, which may have a potentially dilutive effect, have been excluded from the weighted average shares computation as conditions to the exercisability of such rights have not been satisfied.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Capsule segment results for the periods ended March 31, 1995 and 1994 are as follows:

                                                  Three months ended March 31
                                                  ---------------------------
                                                      1995           1994
                                                      ----           ----
Revenues (unaffiliated customers):

   Tank                                            $ 8,307,406    $ 7,771,859
   Cal-Van Tools                                     3,348,234      3,300,800
   Cory Orchard & Turf                               1,465,170      1,409,849
   Chemical                                          1,348,447      1,000,830
   Corporate interest                                    5,714          7,350
                                                   -----------    -----------

     Total revenues                                $14,474,971    $13,490,688
                                                   ===========    ===========
Operating profit:

   Tank                                            $   871,587    $ 1,001,424
   Cal-Van Tools                                        89,725         96,304
   Cory Orchard & Turf                                  45,310         20,765
   Chemical                                            (70,397)       (56,370)
                                                   -----------    -----------

     Total operating profit                            936,225      1,062,123

General corporate expenses                            (374,482)      (448,131)
Corporate interest income                                5,714          7,350
Corporate interest expense                            (111,451)       (85,349)
                                                   -----------    -----------

     Income before income taxes                    $   456,006    $   535,993
                                                   ===========    ===========



     First quarter ended March 31, 1995 vs. first quarter ended March 31, 1994

     For the first quarter of 1995, revenues totaled $14.5 million, up 7.3% from $13.5 million for the first quarter of 1994. All four of the Company's operating segments increased revenues over 1994 levels with three of the four to record levels.

     The Tank Division, which accounted for 57.4% of the Company's revenues during the first quarter, increased revenues by 6.9%. The increase in revenues was comprised of a 6.8% increase in net sales and an 8.6% increase in interest and financing income. Units shipped during the quarter increased 3.5% to a new high. Operating profits during the period decreased by 13.0%, largely as a result of the 11.0% increase in cost of sales which lowered gross profit margins and resulted in a 16.2% decrease in gross profit. A price increase of approximately 3%, effec-tive April 10th, should bring margins back in line during the second quarter. Selling and general administrative expense decreased by 9.1% during the quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

     Net sales of the Cal-Van Tools Division increased slightly by 1.4% while operating profit decreased by 6.8%. Cost of sales increased by 2.0% and selling and general administrative expenses increased by less than 1% (.2%), over prior year's first quarter levels.

     The Chemical Group's revenues increased by 34.7% while operating losses increased slightly from $56,370 in 1994 to $70,397 in 1995. The increase in revenues was the result of a 38.1% increase in revenues of CADCO, the material sales division, coupled with a 31.2% increase in contract sales. The Contract Division operations, which account for approximately 75% of the Group's revenues, are just getting started in the first quarter and so the first quarter results are not indicative of the full year's performance.

     Revenues of the Cory Orchard & Turf Division increased by 3.9% to record levels and operating profit for the quarter increased by 18.2%. The increase in operating profit was largely the result of increased gross profit margins as the cost of sales increased at the lesser rate of 2.2% during the period.

     For the Company as a whole, cost of sales increased by 10.6% while net sales increased by 7.3% causing a decrease in gross margins and the resulting gross profit to decrease by 9.8%. General and administrative expenses decreased by 20.2%, largely as a result of decreases in certain expenses coupled with reduced profit sharing and bonus allocations. Interest income and interest expense increased by 7.7% and 5.8%, respectively. Net income decreased by 13.8% from $325,993 to $281,006 or 16 cents to 14 cents per share during the first quarter of 1995. With increases in backlogs of approximately 70% as of April 1, 1995, the Company is optimistic for increasing earnings performance during 1995.

     The effective tax rate decreased from 39.2% in 1994 to 38.3% in 1995 as a result of state and local tax rate changes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Liquidity and Capital Resources

     Liquidity is the measure of a company's ability to generate adequate funds to meet its needs. Funds can be generated internally from operations or externally by borrowing. Primary measures of liquidity include the amount of working capital, the working capital ratio and the ability to borrow long-term funds. As shown in the following chart, the Company remains in an excellent position as the ability to borrow funds remains strong as evidenced by the unused commitment for term financing and the unpledged notes and leases at March 31, 1994.

                                               March 31, 1995       March 31, 1994
                                               --------------       --------------
Working capital                                  $10,966,516         $13,399,211
Working capital ratio                               1.5 to 1            1.9 to 1
Unused commitment for
term financing of
customer notes and
leases                                           $ 7,500,000         $ 4,500,000
Unpledged notes and
leases                                           $ 5,900,000         $ 1,879,000


     A substantial amount of the Company's working capital over the past two years has been provided from operations. Long-term borrowings are used to finance customers' installment notes receivable and customers' sales-type leases of tanks sold by the Tank Division. The total outstanding amount borrowed to finance notes receivable was $4,316,810 and to finance sales-type leases was $2,202,553 at March 31, 1995. The Company has a commitment from area banks to provide long-term financing for tank notes extended to customers for an additional $7.5 million during the current year, provided the combination of short-term borrowings out-standing and current year long-term financing does not exceed $12.75 million.

     Due to the seasonal nature of the operations of the Company's Chemical Group and extended fall payment terms in the Tank and Cory Orchard & Turf Divisions, the Company has an uneven cash flow pattern. Operations of the Chemical Group begin approximately late-March and run through November. There are substantial start-up expenses for this division associated with inventory build-up and the purchase of equipment and supplies. Since the majority of the contracts performed by this division are for political sub-divisions and the contracts stretch over the entire summer season, a high percentage of the payments are not received until midSeptember and October, occasionally making it necessary for the Company to borrow short-term funds. For this reason, the Company has arranged a short-term borrowing limit of $12.75 million through local banks. The Company had $3,989,483 outstanding on this line at March 31, 1995.

     The capital expenditure budget for 1995 is $2,072,000. The Company intends to make these expenditures with funds provided from operations.

                           Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K.  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHEMI-TROL CHEMICAL CO.

                                       /S/ Kevin D. Lauck
                                       ------------------------------
                                   By: Kevin D. Lauck, Secretary and
                                       Controller (Chief Accounting Officer
                                       and Chief Financial Officer also
                                       signing on behalf of the registrant
                                       as duly authorized officer)

Dated: May 12, 1995