Form 10-Q
period 1995-06-30
CHEMI TROL CHEMICAL CO
filed 1995-08-11
CIK 215420

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1995
                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934

For the Transition Period From ________ to ________



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

                             Yes   X                   No
                                 -----                    -----
        The registrant has 2,004,930 common shares, no par value, outstanding as of June 30, 1995.


                       This document contains 10 pages

                        PART  1.  FINANCIAL INFORMATION
Financial Statements
- --------------------

        The accompanying condensed balance sheets as of June 30, 1995 and 1994, and related statements of income and retained earnings and statements of cash flows for the periods ended are unaudited but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The accompanying condensed balance sheet as of December 31, 1994 has been derived from the audited year end financial statements. These financial statements presented are for interim periods and do not include all disclosures normally provided in annual financial statements; they should be read in conjunction with financial statements and notes thereto appearing in the Company's 1994 annual report to shareholders. The interim results of operations are not necessarily indicative of the results for the complete year.

                           CHEMI-TROL CHEMICAL CO.
                  STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                             Three months ended                    Three months ended
                                                       June 30, 1995    June 30, 1994        June 30, 1995     June 30, 1994
                                                       -------------    -------------        -------------     -------------
Revenues:
         Net sales                                       $20,925,427      $19,007,920          $35,116,212       $32,234,744
         Interest and financing income                       256,949          265,146              541,135           529,010
                                                        ------------     ------------         ------------      ------------
                                                          21,182,376       19,273,066           35,657,347        32,763,754
Costs and expenses:
         Cost of sales                                    17,717,123       16,638,444           29,973,113        27,720,367
         Selling expenses                                    903,045          855,804            1,742,270         1,650,304
         General and administrative                        1,031,055          782,256            1,700,469         1,620,202
         Interest                                            323,559          274,541              577,895           514,867
                                                        ------------     ------------         ------------      ------------

                                                          19,974,782       18,551,045           33,993,747        31,505,740
                                                        ------------     ------------         ------------      ------------
Income before income taxes                                 1,207,594          722,021            1,663,600         1,258,014

Income taxes                                                 478,000          290,000              653,000           500,000
                                                        ------------     ------------         ------------      ------------

Net income                                                   729,594          432,021            1,010,600           758,014

Retained earnings beginning of
         period                                           16,660,037       17,551,523           18,179,042        19,027,715
                                                        ------------     ------------         ------------      ------------

                                                          17,389,631       17,983,544           19,189,642        19,785,729
Stock dividends paid                                         ---              ---                1,800,011         1,802,185
Cash dividends declared                                      180,443          164,052              180,443           164,052
                                                        ------------     ------------         ------------      ------------
Retained earnings at end of period                       $17,209,188      $17,819,492          $17,209,188       $17,819,492
                                                        ============     ============         ============      ============
Per common share (Note 3):                                      $.36             $.22                 $.50              $.38
                                                                ====             ====                 ====              ====
Cash dividends declared                                         $.09             $.08                 $.09              $.08
                                                                ====             ====                 ====              ====




                            See accompanying notes.

                            CHEMI-TROL CHEMICAL CO.
                            CONDENSED BALANCE SHEETS

                                                                         June 30,       December 31,        June 30,
                                                                           1995             1994             1994
                                                                       -----------      -----------       -----------
         ASSETS
         Current Assets:
                 Cash                                                  $     8,746      $   998,578       $   111,821
                 Notes and accounts receivable                          22,205,750       15,677,232        17,929,066
                 Net investment in sales-type leases                       958,466        1,086,679         1,086,390
                 Inventories (Note 1)                                   13,073,285        9,380,670        10,439,532
                 Prepaid expenses and other assets                       1,079,282        1,157,421           947,063
                                                                       -----------      -----------       -----------
                          Total current assets                          37,325,529       28,300,580        30,513,872

         Property, plant and equipment, net                             10,952,586       10,172,347         7,376,738

         Investments and other assets                                    6,515,251        7,444,433        10,049,669
                                                                       -----------      -----------       -----------
                                                                       $54,793,366      $45,917,360       $47,940,279
                                                                       ===========      ===========       ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
                 Notes payable                                         $ 5,916,184      $ 3,500,000       $ 4,500,000
                 Accounts payable                                        9,509,409        6,714,457         5,372,307
                 Income taxes                                              576,923          105,497           411,679
                 Dividends payable                                           ---            164,056            ---
                 Accrued liabilities                                     3,443,343        2,849,622         3,371,351
                 Long-term debt due within one year                      4,093,664        3,748,685         4,358,395
                                                                       -----------      -----------       -----------
                          Total current liabilities                     23,539,523       17,082,317        18,013,732

         Long-term debt                                                  8,825,888        7,235,827         8,903,881

         Deferred federal income tax                                       628,000          628,000           411,000

         Shareholders' equity:
              Common stock, without par value;
                 6,000,000 shares authorized
                 2,004,930 shares issued and outstanding
                 (1,822,796 shares in 1994)  (Note 3)                    4,590,767        2,792,174         2,792,174
              Retained earnings
                                                                        17,209,188       18,179,042        17,819,492
                                                                       -----------      -----------       -----------
                 Total shareholders'
                 equity                                                 21,799,955       20,971,216        20,611,666
                                                                       -----------      -----------       -----------
                                                                       $54,793,366      $45,917,360       $47,940,279
                                                                       ===========      ===========       ===========



                            See accompanying notes.

                            CHEMI-TROL CHEMICAL CO.
                            STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 1995 and 1994

                                                                        1995                 1994
                                                                     ------------         -----------
Operating activities:
  Net income                                                          $ 1,010,600         $   758,014
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Notes receivable from product sales                                (3,556,962)         (3,702,079)
    Notes receivable sold                                               1,261,307           1,192,418
    Collections from customers on notes receivable                      2,588,368           1,937,558
    Proceeds from sales-type leases                                     1,311,973             524,851
    Additions to net investment in sales-type leases                     (319,482)           (525,309)
    Depreciation                                                          611,445             593,991
    Gain on disposal of property and
      equipment                                                           (43,428)             (4,153)
    Changes in operating assets and liabilities:
        Accounts and notes receivable                                  (6,755,158)         (5,003,732)
        Inventories                                                    (3,692,616)         (1,956,774)
        Prepaid expenses                                                   78,140             293,185
        Other assets                                                       (1,169)            (68,281)
        Accounts payable                                                2,794,952           1,259,423
        Income taxes payable                                              471,426             377,522
        Accrued liabilities                                               593,721             478,703
                                                                   --------------       -------------
           Net cash used in operating activities                       (3,646,883)         (3,844,663)

Investing activities:
  Additions to property and equipment                                  (1,449,580)           (581,358)
  Proceeds from disposals of property and
   equipment                                                              101,324              38,064
                                                                   --------------       -------------
        Net cash used in investing activities                          (1,348,256)           (543,294)

Financing activities:
  Notes payable - net                                                   2,416,184           3,200,000
  Payments of long-term debt                                           (2,441,960)         (2,235,712)
  Additions to long-term debt                                           4,377,000           3,229,853
  Dividend payments                                                      (344,499)           (313,198)
  Repurchase of fractional shares related to
   stock dividend                                                          (1,418)             (1,133)
                                                                   --------------       -------------
        Net cash provided by financing
          activities                                                    4,005,307           3,879,810
                                                                   --------------       -------------
Decrease in cash and cash equivalents                                    (989,832)           (508,147)
Cash and cash equivalents at beginning of period                          998,578             619,968
                                                                   --------------       -------------
Cash and cash equivalents at end of period                            $     8,746         $   111,821
                                                                   ==============       =============
 Supplemental cash flow information:
   Cash paid for interest                                             $   547,903         $   430,735
                                                                   ==============       =============
   Cash paid for income taxes                                         $   121,574         $    83,522
                                                                   ==============       =============

                             See accompanying notes
                                      -4-

                            CHEMI-TROL CHEMICAL CO.

                         NOTES TO FINANCIAL STATEMENTS
1.  Inventories
    -----------
         Inventories at June 30, 1995, December 31, 1994 and June 30, 1994 are as follows:

                                         June 30,                             June 30,
                                           1995           December 31,          1994
                                        (Unaudited)           1994           (Unaudited)
                                        -----------       -----------        -----------
Manufacturing inventories:
    Raw materials and supplies          $ 3,011,691       $ 2,440,090        $ 2,293,917
    Work in process                         466,588           434,293            386,566
    Finished goods                        2,440,424           713,027          1,401,576
Purchased inventory held for resale       6,060,585         5,503,321          5,113,831
Chemicals and other materials
        used in contracting               1,093,997           289,939          1,243,642
                                        -----------       -----------        -----------
                                        $13,073,285       $ 9,380,670        $10,439,532
                                        ===========       ===========        ===========

2.  Sale of Notes With Recourse
    ---------------------------

        The Company at June 30, 1995 has a contingent liability of $3,046,000 for customers' installment notes sold with recourse to the Chemi-Trol Chemical Company Profit Sharing Plan. The credit risk associated with these notes is minimal as the Company retains a security interest in the products sold on the installment basis.

3.  Net income per common share
    ---------------------------
        Net income per common share is based on the weighted average number of shares outstanding of 2,004,930, after giving retroactive effect to the 10% stock dividends issued in March of 1994 and 1995. Shareholders' rights, which may have a potentially dilutive effect, have been excluded from the weighted average shares computation as conditions to the exercisability of such rights have not been satisfied.

4.  Commitments and Contingencies
    -----------------------------
        The Company, along with five other parties, has been designated in a letter dated July 13, 1995, as a potentially responsible party by the United States Environmental Protection Agency (the "EPA") at the County Line Landfill, Fremont, Ohio, under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended. The EPA is requesting that the potentially responsible parties initiate an Engineering Evaluation and Cost Analysis to evaluate what future response activities may be necessary at the site, which was licensed and operated as a landfill from 1969 to 1984. An initial meeting with the EPA and the potentially responsible parties has been set for August 14, 1995.

        There is no volumetric ranking of parties available. Although the EPA takes the position that any potentially responsible party is liable jointly and severally for response costs, the Company is only one of many parties believed to have used the site. There is also no information as to the extent and nature of any necessary future response action at the site. During the period in question the Company maintained various insurance policies and management is exploring the availability of coverage of claims which may arise. Because of the preliminary stage of this matter and lack of information, it is not possible to estimate the financial impact or range of probable financial impact on the Company.

        At June 30, 1995, the Company has not reflected any amount or accrued expenses to cover any future cost of evaluation or remediation relating to the site.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

        Capsule segment results (in thousands) for the periods ended June 30, 1995 and 1994 are as follows:

                                         Quarter ended June 30,  Six months ended June 30,
                                         ----------------------  ------------------------
                                            1995       1994         1995          1994
                                          -------    -------      -------       -------
 Revenues (unaffiliated customers):

   Tank                                   $ 7,973    $ 7,002      $16,280       $14,773
   Chemical                                 6,386      5,817        7,735         6,818
   Cal-Van Tools                            4,316      4,069        7,664         7,370
   Cory Orchard & Turf                      2,503      2,378        3,968         3,788
   Corporate interest                           4          7           10            14
                                          -------    -------      -------       -------
     Total revenues                       $21,182    $19,273      $35,657       $32,763
                                          =======    =======      =======       =======
 Operating profit:
   Tank                                   $   845    $   631      $ 1,717       $ 1,632
   Chemical                                   473         88          402            32
   Cal-Van Tools                              347        339          437           435
   Cory Orchard & Turf                        134        128          179           149
                                          -------    -------      -------       -------
     Total operating profit                 1,799      1,186        2,735         2,248

 General corporate expenses                 (453)      (410)        (828)         (858)
 Corporate interest income                     4          7           10            14
 Corporate interest expense                 (142)       (61)        (253)         (146)
                                          -------    -------      -------       -------
     Income before income taxes           $ 1,208    $   722      $ 1,664       $ 1,258
                                          =======    =======      =======       =======

       Second quarter ended June 30, 1995 vs. second quarter ended June 30, 1994
       -------------------------------------------------------------------------

       Both earnings and revenues climbed to record highs for the quarter ended June 30, 1995. Revenues increased 9.9% to $21.2 million while net income rose 68.9% to $729,000 or 36 cents per share. All four operating segments had higher revenues and operating profits for the quarter and the total Company backlogs were at an all-time high of $14.3 million.

       Tank Division revenues increased 13.9% to record levels, while operating profits increased by 33.9%. The increase in revenues was largely the result of a 9.9% increase in units shipped. Backlog for the segment was 58% higher at June 30, 1995, which would indicate a strong fall season.

       Sales for the Chemical Group increased 9.8% and operating profits increased by over 435% from the depressed levels of the prior year. The increase in operating profit was largely the result of increased gross profit margins as cost of sales increased at a lesser rate of 2.9% at the higher sales level.

       During the quarter Cal-Van Tools Division increased revenues by 6.1% to record levels while operating profits increased by 2.6% over 1994 second quarter levels.

        Cory Orchard and Turf Division increased revenues by 5.2% and operating profits by 4.1%. The 7% increase in gross profit was offset by a 8.8% increase in selling and general administrative expenses and resulted in the operating profit increasing at a lesser rate.

        For the Company as a whole net sales increased by 10.1%, while cost of sales increased by 6.4%, thus increasing gross profit by 35.4%. Selling expense increased by 5.5%, while general and administrative expense increased by 31.8%, largely as a result of larger bonus and profit sharing allocations at the higher profit level. Quarterly interest income decreased, slightly by 3.1% and interest expense increased by 17.9% as outstanding borrowings and interest rates increased over prior year levels. The effective tax rate decreased from 40.2% in 1994 to 39.6% in 1995. Net income for the period increased by 68.9% to 36 cents per share from 22 cents per share earned in the second quarter of 1994.

        First six months of 1995 vs. first six months of 1994
        -----------------------------------------------------

        Revenues for the Company increased by 8.8% and net income climbed 33.3% to $1,010,600, or 50 cents per share against $758,000 or 38 cents per share in the first half of 1994. This was the second best six month earnings performance in the entire 43-year history of the Company. All four operating segments increased revenues and operating profits over the prior year levels.

        The Tank Division, which during the first six months of 1995 accounted for 45% of the Company's sales and 60% of the operating profit, increased revenues by 10.2% to record levels and operating profit by 5.2% over the prior year first half. Selling expense increased by 13.2% largely as a result of the addition of two additional field sales personnel during the period. The 21.5% increase in the Division's general and administrative expense was the result of increased bonus and profit sharing allocations at the Company's higher profit level.

        The Chemical Group increased sales 13.5% while operating profits rose by 12.5 times the prior year depressed levels to lead the Company's increase in earning performance during the first half. The climb in operating profit was principally due to cost of sales increasing at lesser rate of 8.6%, which caused gross profits to rise by almost 107%. The Group's performance was largely the result of operations in the Contract Division where vegetation management sales were 18.8% ahead of 1994 and the gross profit for the division jumped over 168% from the prior year first half.

        During the first half Cal-Van Tools Division revenues rose 4.0% to record levels and operating profits increased by .5%. A 5.2% increase in gross profit was offset by a 7.0% increase in selling and general administrative expenses and resulted in the disproportionate increase in operating profit.
In May Cal-Van began to utilize its new 32,000-square foot warehouse addition.

        The Cory Orchard & Turf Division experienced an increase in sales of 4.7% and 20% higher operating profit during the first six months while facing continued extremely tough competition. Selling and general administrative expenses rose 5.7% in the first half.

        For the Company as a whole net sale increased by 8.9%, while cost of sales rose at a lesser rate of 8.1%, causing gross margins to increase.
Selling expenses and general administrative expenses increased by 5.6% and 5.0%, respectively. Interest income rose by 2.3% over prior year first half levels. Higher rates and increased borrowings during the period caused interest expense to increase by 12.2%. Net income climbed 33.3% to $1.01 million or 50 cents per share from $758,000 or 38 cents per share for the first half of 1994. The effective tax rate decreased from 39.8% in 1994 to 39.3% in 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Liquidity and Capital Resources
- -------------------------------

        Total working capital of the Company at June 30, 1995 was $13,786,006. This is an increase of $2,567,743 over working capital of $11,218,263 at December 31, 1994. The working capital ratio has decreased from 1.66 to 1.59 over this same period; however, the ratio of 1.59 to 1 indicates that the Company remains in a satisfactory position to meet its short term obligations. The decrease in the working capital ratio is primarily caused by the seasonal nature of the Chemical Group operations.

        Due to the seasonal nature of the operations of the Chemical Group and extended fall payment terms in the Tank and Cory Orchard & Turf Divisions, the Company has an uneven cash flow pattern. Operations of the Chemical Group begin approximately mid-April and run through November, resulting in an inventory and accounts receivable build-up and additional expenditures for the purchase of equipment and supplies, principally during May through July. Since the majority of the contracts performed by this division are for political subdivisions and the contracts stretch over the entire summer season, a high percentage of the payments are not received until mid-October, occasionally making it necessary for the Company to borrow short-term funds. For this reason, the Company has arranged a short-term borrowing limit of $ 12.75 million through local banks. At June 30, 1995, the Company had borrowings of $5,916,184 under these lines of credit.

        Long-term borrowings are primarily used to finance customers' installment notes receivable and customers' sales-type leases of tanks sold by the Tank Division. The total outstanding amount borrowed to finance notes receivable was $7,185,304 and to finance sales-type leases was $2,044,437 at June 30, 1995. The Company has a commitment from an area bank to provide long-term financing for tank notes or leases extended to customers for an additional$ 7.5 million during the current year, provided the combin-ation of short-term borrowings outstanding and current year long-term financing does not exceed $12.75 million.

        The capital expenditure budget for 1995 is $2,072,000. The Company intends to make these expenditures with funds provided from operations.

Contingencies
- -------------

        See note 4 to the Financial Statements.

                          PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

        (b)  Reports on Form 8-K.  None

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CHEMI-TROL CHEMICAL CO.


                                                  /s/ Kevin D. Lauck
                                                  -----------------------------
                                              By: Kevin D. Lauck, Secretary and
                                                  Controller (Chief Accounting
                                                  Officer and Chief Financial
                                                  Officer also signing on
                                                  behalf of the registrant as
                                                  duly authorized officer)


Dated:  August 11, 1995