Form 10-Q
period 1995-09-30
CHEMI TROL CHEMICAL CO
filed 1995-11-13
CIK 215420

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1995
                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From          to
                                             ---------   --------


                          COMMISSION FILE NO.  0-18797


                            CHEMI-TROL CHEMICAL CO.
             (Exact name of registrant as specified in its charter)


                        OHIO                                   34-4439286
         (State or other jurisdiction of                    (I.R.S. employer
         incorporation or organization)                   Identification No.)


        2776 CR 69, Gibsonburg, Ohio                              43431
       (Address of principal executive offices)               (Zip Code)


                                (419)  665-2367
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

        Yes   X                                   No
            ------                                   ------

        The registrant has 2,004,930 common shares, no par value, outstanding as of September 30, 1995


                        This document contains 10 pages

                        PART  1.  FINANCIAL INFORMATION

        Financial Statements
        --------------------

        The accompanying condensed balance sheets as of September 30, 1995 and 1994, and related condensed statements of income and retained earnings and statements of cash flows for the periods then ended are unaudited but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The accompanying condensed balance sheet as of December 31, 1994 has been derived from the audited year-end financial statements. These financial statements presented are for interim periods and do not include all disclosures normally provided in annual financial statements; they should be read in conjunction with financial statements and notes thereto appearing in the Company's 1994 annual report to shareholders. The interim results of operations are not necessarily indicative of the results for the complete year.

                            CHEMI-TROL CHEMICAL CO.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                Three months ended           Nine months ended
                                           ------------------------------------------------------
                                              9/30/95        9/30/94       9/30/95       9/30/94
                                           ------------------------------------------------------
Revenues:
  Net sales                                $18,591,217    $18,679,899   $53,707,429   $50,914,643
  Interest and financing income                245,476        266,533       786,611       795,543
                                           -----------    -----------    ----------    ----------
                                            18,836,693     18,946,432    54,494,040    51,710,186
Costs and expenses:
  Cost of sales                             16,234,369     16,301,773    46,207,482    44,022,140
  Selling expenses                             960,073        803,256     2,702,343     2,453,560
  General and administrative                   644,555        659,049     2,345,024     2,279,251
  Interest                                     378,168        315,399       956,063       830,266
                                           -----------    -----------    ----------    ----------

                                            18,217,165     18,079,477    52,210,912    49,585,217
                                           -----------    -----------    ----------    ----------

Income before income taxes                     619,528        866,955     2,283,128     2,124,969

Income taxes                                   229,000        334,000       882,000       834,000
                                           -----------    -----------    ----------    ----------


Net income                                     390,528        532,955     1,401,128     1,290,969

Retained earnings beginning
  of period                                 17,209,188     17,819,492    18,179,042    19,027,715
                                           -----------    -----------    ----------   -----------
                                            17,599,716     18,352,447    19,580,170    20,318,684
Stock dividends paid                            ---            ---        1,800,011     1,802,185
Cash dividends declared                        180,444        163,359       360,887       327,411
                                           -----------    -----------    ----------   -----------
Retained earnings end of period            $17,419,272    $18,189,088   $17,419,272   $18,189,088
                                           ===========    ===========    ==========    ==========

Per common share (Note 3):
  Net income                                      $.20           $.26          $.70          $.64
                                                  ====           ====          ====          ====

  Cash dividends declared                         $.09           $.08          $.18          $.16
                                                  ====           ====          ====          ====



                                                      See accompanying notes.

                            CHEMI-TROL CHEMICAL CO.
                            CONDENSED BALANCE SHEETS


                                                             September 30,    December 31,    September 30,
                                                                 1995            1994             1994
                                                             -----------      -----------     ------------
ASSETS
Current assets:
  Cash                                                     $    63,059      $   998,578      $   184,757
  Notes and accounts receivable                             24,276,601       15,677,232       20,641,651
  Net investment in sales-type leases                          960,715        1,086,679        1,095,564
  Inventories (Note 1)                                      12,781,893        9,380,670        9,774,581
  Prepaid expenses                                             779,991        1,157,421          655,628
                                                           -----------     ------------      -----------

                Total current assets                        38,862,259       28,300,580       32,352,181

Property, plant and equipment, net                          10,937,399       10,172,347       10,031,759

Investments and other assets                                 5,706,202        7,444,433        6,588,695
                                                           -----------     ------------      -----------

                                                           $55,505,860      $45,917,360      $48,972,635
                                                           ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                            $10,837,280      $ 3,500,000      $ 5,500,000
  Accounts payable                                           6,950,305        6,714,457        6,292,008
  Income taxes                                                 198,265          105,497          280,889
  Dividends payable                                              ---            164,056           ---
  Accrued liabilities                                        3,001,358        2,849,622        3,118,770
  Long-term debt due within one year                         3,888,913        3,748,685        4,470,144
                                                           -----------      -----------      -----------

                Total current liabilities                   24,876,121       17,082,317       19,661,811

Long-term debt                                               7,991,700        7,235,827        7,918,562

Deferred federal income tax                                    628,000          628,000          411,000

Shareholders' equity:
  Common stock, without par value;
   6,000,000 shares authorized,
   2,004,930 shares issued and outstanding
   (1,822,796 shares in 1994) (Note 3)                       4,590,767        2,792,174        2,792,174
 Retained earnings                                          17,419,272       18,179,042       18,189,088
                                                          ------------     ------------     ------------

                 Total shareholders'
                      equity                                22,010,039       20,971,216       20,981,262
                                                          ------------     ------------     ------------
                                                           $55,505,860      $45,917,360      $48,972,635
                                                          ============     ============     ============



                            See accompanying notes.

                            CHEMI-TROL CHEMICAL CO.
                            STATEMENTS OF CASH FLOWS

                 Nine months ended September 30, 1995 and 1994

                                                                                   1995                1994
                                                                                 ----------         ---------
Operating activities
  Net income                                                                     $ 1,401,128         $ 1,290,969
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Notes receivable from product
     sales                                                                        (4,059,431)         (4,639,282)
    Notes receivable sold                                                          1,688,774           1,642,652
  Collections from customers on notes
   receivable                                                                      3,581,530           2,755,410
  Proceeds from sales-type leases                                                  1,604,264             795,934
  Additions to net investment in sales-
   type leases                                                                      (761,030)           (719,121)
  Depreciation                                                                       926,884             887,010
  Increase in allowance for doubtful accounts                                          ---                30,000
  Gain on disposal of property
   and equipment                                                                     (44,263)             (3,679)
  Changes in operating assets and liabilities:
    Accounts and notes receivable                                                 (8,907,007)         (7,357,270)
    Inventories                                                                   (3,401,223)         (1,291,823)
    Prepaid expenses                                                                 377,430             584,620
    Other assets                                                                     117,726             (86,613)
    Accounts payable                                                                 235,848           2,179,124
    Income taxes payable                                                              92,768             246,732
    Accrued liabilities                                                              151,736             226,122
                                                                                 -----------         -----------

       Net cash used in operating activities                                      (6,994,866)         (3,459,215)

Investing activities
  Additions to property and equipment                                             (1,750,997)           (856,941)
  Proceeds from disposals of property and
   equipment                                                                         103,324              38,064
                                                                                 -----------         -----------

       Net cash used in investing activities                                      (1,647,673)           (818,877)

Financing activities
  Net borrowings under line of credit                                              7,337,280           4,200,000
  Additions to long-term debt                                                      4,647,000           3,418,178
  Payments of long-term debt                                                      (3,750,899)         (3,297,607)
  Dividend payments                                                                 (524,943)           (476,557)
  Payments in lieu of issuing fractional
   shares                                                                             (1,418)             (1,133)
                                                                                ------------        ------------
       Net cash provided by financing
        activities                                                                 7,707,020           3,842,881
                                                                                ------------        ------------

Decrease in cash                                                                    (935,519)           (435,211)
Cash at beginning of period                                                          998,578             619,968
                                                                                ------------        ------------
Cash at end of period                                                            $    63,059         $   184,757
                                                                                ============        ============
Supplemental cash flow information:
  Cash paid for interest                                                         $   957,522         $   739,506
                                                                                ============        ============
  Cash paid for income taxes                                                     $   729,232         $   311,955
                                                                                ============        ============



                                                      See accompanying notes

                            CHEMI-TROL CHEMICAL CO.

                         NOTES TO FINANCIAL STATEMENTS
1.  Inventories
    -----------

      Inventories at September 30, 1995, December 31, 1994 and
      September 30, 1994 are as follows:

                                                 September 30,          December 31,          September 30,
                                                     1995                   1994                   1994
                                                 -------------          ------------          -------------
Manufacturing inventories:
  Raw materials and supplies                     $ 3,514,191             $ 2,440,090            $ 2,342,212
  Work in process                                    532,570                 434,293                455,800
  Finished goods                                   2,730,669                 713,027              1,157,427
Purchased inventory held for resale                5,396,823               5,503,321              4,966,667
Chemicals and other materials
  used in contracting                                607,640                 289,939                852,475
                                                 -----------             -----------            -----------
                                                 $12,781,893             $ 9,380,670            $ 9,774,581
                                                 ===========             ===========            ===========

2.  Sale of Notes With Recourse
    ---------------------------

        The Company at September 30, 1995 has a contingent liability of $3,005,000 for customers' installment notes sold with recourse to the
Chemi-Trol Chemical Co. Profit Sharing Plan.   The credit risk associated with
these notes is minimal as the Company retains a security interest in the products sold on the installment basis.

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

4.  Commitments and Contingencies
    -----------------------------

        The Company, along with five other parties, has been designated in a letter dated July 13, 1995, as a potentially responsible party by the United States Environmental Protection Agency (the "EPA") at the County Line Landfill, Fremont, Ohio, under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended. The EPA is requesting that the potentially responsible parties initiate an Engineering Evaluation and Cost Analysis (EECA) to evaluate what future response activities may be necessary at the site, which was licensed and operated as a landfill from 1969 to 1984. The potentially responsible parties have commenced participation in an engineering evaluation at the site.

        There is no volumetric ranking of parties available. Although the EPA takes the position that any potentially responsible party is liable jointly and severally for response costs, the Company is only one of many parties believed to have usedthe site. There is also no information as to the extent and nature of any necessary future response action at the site. During the period in question the Company maintained various insurance policies and management is exploring the availability of coverage of claims which may arise. Because of the preliminary state of this matter and lack of information, it is not possible to estimate the financial impact or range of probable financial impact on the Company.

        During the quarter ended September 30, 1995, the Company has expensed $9,132, its portion of the expenses of the current engineering evaluation, but has not reflected any amount or accrued expenses to cover any future cost of additional evaluation or remediation relating to the site.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

        Capsule segment results (in thousands of dollars) for the periods ended September 30, 1995 and 1994 are as follows:

                                                             Three months            Nine months
                                                            ended Sept. 30,        ended Sept. 30,
                                                            ---------------        ---------------
                                                            1995       1994        1995       1994
                                                            ----       ----        ----       ----
Revenues (unaffiliated customers):

  Tank                                                   $ 8,380    $ 8,461      $24,660    $23,235
  Chemical                                                 4,841      5,406       12,576     12,223
  Cal-Van Tools                                            3,534      3,306       11,198     10,676
  Cory Orchard & Turf                                      2,079      1,764        6,047      5,552
  Corporate interest and other
   income                                                      3         10           13         24
                                                          ------    -------      -------    -------
    Total revenues                                       $18,837    $18,947      $54,494    $51,710
                                                         =======    =======      =======    =======
Operating profit (loss):

  Tank                                                   $   748    $   827      $ 2,465    $ 2,459
  Chemical                                                   341        258          743        290
  Cal-Van Tools                                               18        238          454        673
  Cory Orchard & Turf                                        113         (2)         292        147
                                                         -------    -------      -------    -------

    Total operating profit                                 1,220      1,321        3,954      3,569

General corporate expenses                                  (372)      (316)      (1,200)    (1,174)
Corporate interest income                                      3         10           13         24
Corporate interest expense                                  (231)      (148)        (484)      (294)
                                                         -------    -------      -------    -------

    Income before income taxes                           $   620     $  867      $ 2,283    $ 2,125
                                                         =======    =======      =======    =======


Third quarter ended September 30, 1995 vs. third quarter ended September 30,
-------------------------------------------------------------------------------
1994
----

        Revenues for the third quarter ended September 30, 1995 totaled $18,836,693, down less than one percent (.5%) from a year ago. Net income declined to $390,528 or 20 cents per share, from the year-earlier quarter's $532,955 or 26 cents per share.

        Revenues in the Tank Division, which accounted for 44.4% of the Company's revenues during the quarter, decreased slightly (.9%) from 1994 levels. Increased costs of raw materials and competitive pressures caused margins to tighten and resulted in a 11.6% decrease in gross profit which was largely responsible for the 9.5% decrease in operating profit of the Tank Division.

        Chemical Group revenues were down 10.4% from the prior year third quarter as a result of scheduled downtime for equipment maintenance necessary to change the types of materials being applied. However, operating profits during the same period increased 32.0%. The increase in operating profit was the result of 9.1% increase in gross profit coupled with a 30.2% decrease in selling and general administrative expenses. Reductions in staff and realignment of sales territories resulted in the lower quarterly sales expense.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

        Revenues for the Cal-Van Tools Division increased by 6.9% to record levels during the third quarter; however, operating profits decreased by 92.3%. Disproportionate increases of 10.4% in cost of sales, 43.0% in selling expenses, and 10.6% in divisional general and administrative expenses combined to decrease operating profits from the prior year levels. The increase in selling expense was the result of an aggressive marketing program.

        Cory Orchard & Turf increased net sales by 17.9%, while cost of sales increased by only 13.8%. The lower than proportionate increase in cost of sales coupled with decreases in selling and general and administrative expenses of 9.6% and 4.0%, respectively, resulted in a $115,105 increase in operating results from the prior year's depressed level.

        For the Company as a whole net sales decreased by .5% while cost of sales decreased at a lessor rate of .4% to decrease gross profit by $21,278 or
 .9%. Selling expenses increased by 19.5% while general and administrative expense decreased by 2.2%. Third quarter interest income decreased by 7.9% while interest expense increased 19.9% over 1994 levels. The increase in interest expense was the result of increased borrowings to meet short-term working capital needs. The Company's effective tax rate decreased from 38.5% in 1994 to 37.0% in 1995. Net income for the quarter decreased by 26.7% to $390,528 or 20 cents per share from $532,955 or 26 cents per share.

First nine months of 1995 vs. first nine months of 1994
-------------------------------------------------------

        Nine months revenues for the Company increased 5.4% to record levels, and net income increased by 8.5% to 70 cents per share compared to 64 cents per share in 1994.

        The Tank Division revenues increased by 6.1% while cost of sales increased by 7.3% resulting in an increase in gross profit of less than 1% (.3%). Increases in selling and general administrative expenses of 9.3% were offset by 12.9% reductions in interest expense related to the financing operations of the division. Operating profit for the first nine months was up
 .2% over prior year levels.

        Increases in revenues of 2.3% in the Contract Division and 5.2% in CADCO, the material sales division, combined to increase Chemical Group revenues by 2.8% during the nine months. Increased margins in the Contract Division combined with a 12.5% reduction in selling and general administrative expenses and resulted in operating profits increasing over 2 1/2 times 1994 nine month depressed levels to $742,687.

        Cal-Van Tools nine month revenues increased by 4.9% to record levels, while cost of sales increased by 5.7% over prior year levels. The disproportionate increase in cost of sales coupled with increases in selling and general and administrative expenses of 18.5% and 6.8%, respectively, resulted in a decrease in operating profit of 32.4%.

        Revenues of the Cory Orchard & Turf Division increased by 8.9% while cost of sales decreased by 7.1%, resulting in a 20.2% increase in gross profit. The increase in gross profit coupled with a 1.2% increase in selling and general administrative expenses resulted in a 98.5% increase in operating profits for the nine month period.

        For the Company as a whole net sales increased by 5.5% while cost of sales increased at the lessor rate of 5.0% to provide an increase in gross margins and profits. Selling expense increased 10.1% largely as a result of operations in the Cal-Van Tools Division. Nine month general and administrative expenses increased 2.9% over 1994 levels. Interest expense increased by 15.1% as the result of increased borrowings and higher rates during the period. Led by profit increases in its Chemical Group

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

and Cory Orchard & Turf Division and sustained performance at its Tank Division, net earnings climbed 8.5% to $1,401,128, or 70 cents per share, after adjusting for the 10% stock dividend paid in March 1995. The effective tax rate decreased from 39.2% in 1994 to 38.6% in 1995.

Liquidity and Capital Resources
-------------------------------

        The working capital position of the Company remains strong. At September 30, 1995, working capital was $13,986,138. This is an increase of $200,132 over working capital of $13,786,006 at June 30, 1995 and in increase of $2,767,875 over working capital of $11,218,263 at December 31, 1994. The current ratio of the Company at September 30, 1995 was 1.6 to 1, unchanged from June 30, 1995. The strength of this ratio indicates that the Company is in a good position to meet its short-term obligations.

        The Company's increase for the nine months in working capital was largely provided from operations and short-term borrowings. Long-term borrowings of $4,647,000 during the first nine months were used to finance customers' installment notes receivable and sales type leases of steel tanks produced by the Company's Tank Division. Outstanding borrowings at September 30, 1995 amount to $6,083,732 to fund the customers' installment notes receivable and $2,147,204 to fund the sales type leases. In order to meet the anticipated needs of customers, the Company has a commitment from an area bank to provide long-term financing for tank notes extended to customers for an additional $7 million during the current year, provided the combination of short-term borrowings outstanding and current year long-term financing does not exceed $12 million.

        Due to the seasonal nature of the operations of the Company's Chemical Group and the extension of payment terms in certain divisions, the Company has an uneven cash flow pattern. Operations of the Chemical Group begin approximately mid-April and run through November. There are substantial startup expenses for this division associated with inventory build-up and the purchase of equipment and supplies. A large portion of these expenses fall due in the period of May through July. Since the majority of the contracts performed by this division are for political subdivisions and the contracts stretch over the entire summer season, a high percentage of the payments are not recieved until mid-September and October. This places the Company in a tight cash position from June through October, occasionally making it necessary for the Company to borrow short-term funds. For this reason, the Company has arranged a short-term borrowing limit of $12.75 million through local banks. At September 30, 1995, the Company had short-term borrowings of $10,837,280 under these lines of credit. Normally, beginning in November, the Company has excess cash to repay these short-term borrowings and to invest on a short-term basis.


Contingencies
-------------

      See Note 4 to the Financial Statements.

                 Part II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         (a) Annual meeting July 20, 1995

         (b) F.J. Roynon, J.P. Simcox and R.F. Veh were elected as directors for a term of three years and until their successors are elected and qualified. The term of office as directors for A.F. Doust, K.D. Lauck and W.B. LLoyd continues for one more year and until their successors are elected and qualified. The term of office as directors for R.J. Dudley, R.H. Moyer and R.W. Woolf continues for two more years and until their sucessors are elected and qualified.

         (c) Each matter voted upon at the meeting and the shares voted were as follows.

             (1) On the proposal to elect the following directors for a term of three years the votes were as follows:

                                                Number of Votes *
                                           ---------------------------
                                                            Withhold
                                              For           Authority
                                           ---------------------------
                  F.J. Roynon              1,566,822          341,162
                  J.P. Simcox              1,567,095          341,162
                  R.F. Veh                 1,567,056          341,162


             (2) On the proposal to appoint Ernst & Young as the independent auditors of the Company to audit the books and accounts of the Company for the year ended December 31, 1995 the number of shares voted was 1,970,144; 1,966,009 shares were voted in favor; 2,226 shares were voted against; and 1,909 shares abstained.*

             (3) A motion at the meeting to adopt a resolution to ratify, approve and confirm the published annual report of the President to the shareholders and the acts of the Directors and Officers for the past year was unanimously approved by shareholders present.

              * Approximately all but 1.7% of the outstanding shares were represented at the meeting. Information on broker non-votes has not been separately tabulated.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

       (a)  Exhibits.  None

       (b)  Reports on Form 8-K.  None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CHEMI-TROL CHEMICAL CO.



                                               /S/ Kevin D. Lauck
                                           By: Kevin D. Lauck, Secretary and
                                               Controller (Chief Accounting
                                               Officer and Chief Financial
                                               Officer also signing on behalf
                                               of the registrant as duly
                                               authorized officer)




Dated:  November 10, 1995