Form 10-K405
period 1995-12-31
CHEMI TROL CHEMICAL CO
filed 1996-03-22
CIK 215420

                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-18797

                               CHEMI-TROL CHEMICAL CO.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                               34-4439286
----------------------------------------  -------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

2776 C.R. 69   Gibsonburg, Ohio                         43431
----------------------------------------   ------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (419)665-2367
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities pursuant to Section 12(g) of the Act:


                            Common stock, without par value
-------------------------------------------------------------------------------
                                 Title of Class

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                              -----    -----.

          The aggregate market value (based upon the average bid and asked price) of the voting stock held by non-affiliates of the registrant as of March 1, 1996:

Common Stock, without par value - $11,913,837

The number of shares outstanding of the issuer's classes of common stock as of March 1, 1996:

Common Stock, Without Par Value - 2,004,930 shares

DOCUMENTS INCORPORATED BY REFERENCE:  None

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x].

          The Exhibit Index is located at page 50 of this filing. This document contains 60 pages.

                                                                          PART I

ITEM 1.   BUSINESS

         (a) General Development of Business
             -------------------------------

         Chemi-Trol Chemical Co. ("the Company") was incorporated under the laws of the State of Ohio in 1952.

         (b) Financial Information About Industry Segments
             ---------------------------------------------

         The sales and operating profit of each industry segment and the identifiable assets attributable to each industry segment for the three years ended December 31, 1995 are set forth in Note 11 (Information pertaining to industry segments) of the Notes to Financial Statements, which note is incorporated herein by reference.

         (c) Narrative Description of Business
             ---------------------------------

Present Organization
--------------------

         The Company is organized on an operational basis into four divisions:
Tank Division, located in Fremont, Ohio; Cal-Van Tools Division, located in Fremont, Ohio; Chemical Group, located in Gibsonburg, Ohio; and Cory Orchard & Turf Division, located in Indianapolis, Indiana and Louisville, Kentucky.
Each division is headed by a General Manager who reports directly to the Company's executive officers in Gibsonburg, Ohio. In addition the Company has a Leasing and Finance Division for the purpose of offering to its qualified customers two alternate methods of financing the purchase of its products. In 1995, consistent with the Company's prior practice, income and expense of the Leasing and Finance Division are recorded either in the Tank Division or in unallocated corporate income and expense.


TANK DIVISION

Products
--------

         Through its Tank Division, the Company manufactures steel pressure tanks for above ground and underground storage of liquified petroleum gas ("LPG") and anhydrous ammonia ("NH3") at its plant located in Fremont, Ohio. The steel tanks are manufactured in sizes ranging from 124 gallon water capacity to 1990 gallon water capacity for LPG tanks and from 124 gallon water capacity to 2050 gallon water capacity for NH3 tanks. Approximately 95% of the tanks manufactured by the Company are for the storage of LPG. The Tank Division accounted for 49%, 50%, and 44% of the Company's total revenues for 1995, 1994 and 1993, respectively.

Marketing and Distribution
--------------------------

         Sales of the Company's tanks are made directly by the Company to either regional independent dealers or major multi-state marketers within a marketing radius of approximately 1,000 miles from Fremont, Ohio. The 20 largest industrial customers of the Company accounted for approximately one third of the net sales of this division for its fiscal year ended
December 31, 1995.

         The Company stimulates sales through the efforts of its own sales personnel, personal telephone calls to existing and potential customers, direct mail advertising, publication and distribution of catalogues, advertisements in trade journals and attendance at various trade shows. Sales of the Company's tanks to major multi-state marketers are made by the Tank Division's sales manager from its principal office located in Fremont, Ohio. Sales to independent dealers are made through Company salesmen and independent sales representative organizations. Each of the independent sales organizations is assigned an exclusive territory and are compensated by commissions based upon sales in their respective territory under agreements terminated at will by either party.

         The Company transports its steel tanks to its customers by means of its own truck fleet.

Financing of Customer Accounts
------------------------------

         Sales of this division's products are normally made on a net basis. The Company does, however, offer to its qualified customers two alternate methods of financing the purchase of its steel tanks, which are explained under "Leasing and Finance Division," on page 9.


Raw Materials and Supplies
--------------------------

         Steel plate is the major raw material used by the Company in the manufacture of steel pressure tanks. The Company purchases steel plate from a variety of domestic and foreign sources. Although the Company believes that it will be able to obtain its steel plate requirements from multiple sources on a competitive basis, the inability of the Company to obtain a satisfactory supply of steel plate could have a materially adverse effect on its tank manufacturing operations.


Backlog
-------

         The dollar amounts of backlog of the Tank Division believed to be firm as of March 1, 1996 and 1995 were $4,010,000 and $5,052,000, respectively. All of the 1996 backlog is expected to be filled during 1996.

Competition
-----------

         The markets for the Company's steel tanks are highly competitive and the Company competes with other companies having a higher total sales volume and greater financial resources than the Company. The competition in these markets is based primarily on service and price. Two of the Company's largest competitors are Trinity Industries, Inc. of Dallas, Texas and American Welding and Tank Co. of Harrisburg, Pennsylvania.


Regulations
-----------

         The manufacture of steel pressure tanks by the Company is subject to close regulation. The American Society of Mechanical Engineers ("ASME") prescribes minimum standards and specifications relating to (i) the size and chemical properties of steel plate, (ii) the manufacturing process (including welding procedures and testing) and (iii) the pressure capacity of steel tanks and valves. These standards are enforced by the National Board of Boiler and Pressure Vessels Inspectors, which commissions inspectors who perform independent inspection through insurance companies. These inspectors inspect all phases of the manufacturing process as well as the finished product.
Steel tanks manufactured by the Company must be certified by these inspectors to be in compliance with the regulations prescribed by the ASME, and all propane vessels are registered with the National Board of Boiler and Pressure Vessels Inspectors prior to their sales to the customers of the Company. Although the manufacture of steel pressure tanks is subject to close regulation, the Company may be held liable, by warranty or otherwise, for damages resulting from tank failure, including damages to the environment.


CAL-VAN TOOLS DIVISION

Products
--------

         The Company, through its Cal-Van Tools Division, located in Fremont, Ohio, is engaged in the manufacture and sale of specialty automotive hand tools used primarily in repairing and servicing cars and trucks. Cal-Van presently manufactures approximately 35% of its total annual sales volume and approximately 65% thereof is purchased from other domestic tool manufacturers on an open-account basis and resold under the Cal-Van trade name, co-logoed or private labeled. Tools presently manufactured or sold by this division include wrenches, pliers, drivers, testers, gauges, engine service tools and other specialty automotive hand tools.

         In addition to the manufacture and sale of specialty automotive hand tools, Cal-Van also manufactures and sells bronze and aluminum grave markers. The Cal-Van Tools Division accounted for 22%, 21%, and 20% of the Company's revenues for 1995, 1994, and 1993, respectively.

Marketing and Distribution
--------------------------

         Sales of specialty automotive hand tools are made by the Company throughout the United States, Canada and many other foreign countries directly to (i) warehouse distributors, (ii) automotive retail chains, and
(iii) other tool manufacturers. The Division's two largest customers accounted for approximately 24% and 14% of net sales, respectively. No other single customer accounts for more than 10% of the annual net sales of this division.

         The Company generates sales through the publication and distribution of catalogues, the sale and distribution of tool rental and display boards, and the efforts of its sales personnel. In addition, this division's products are sold by independent sales representatives.

         The Company transports the products manufactured by this division by the use of common carriers and package delivery services.

Raw Materials and Supplies
--------------------------

         The principal raw materials used by the Company in the manufacture of specialty automotive hand tools are steel, aluminum, brass, bronze and plastic. The Company purchases its requirements of these materials from a variety of sources and it is not dependent upon any single supplier. The Company does not believe that the loss of any one supplier would have an adverse effect upon the Company.

         The Company's products in this division which are manufactured by other companies and resold by the Company are purchased from many independent manufacturers. The Company believes that such suppliers will be able to meet the needs of this division for the foreseeable future.

Trademark
---------

         This division markets a large portion of its products under the federally registered Cal-Van Tools trademark.

Backlog
-------

         The dollar amounts of backlog of the Cal-Van Tools Division believed to be firm as of March 1, 1996 and 1995 were approximately $247,000 and $255,000, respectively. All of the 1996 backlog is expected to be filled during 1996. There is no significant seasonal aspect to the business of this division.

Competition
-----------

         The market for Cal-Van's products is highly competitive and the Company competes on the basis of service, quality and price. There are five major manufacturers competing in the specialty automotive hand tool market, together with approximately ten manufacturers of general hand tools who manufacture and/or supply certain specialty tools as an adjunct to their regular tool line. Based upon total annual sales volume, the Company believes that Cal-Van ranks third among manufacturers of specialty automotive hand tools located in the United States, having approximately one-third of the total sales volume of the largest manufacturer.

         An additional competitive element in the specialty tool market is the increased interest in this market of mass merchandising chains.


CHEMICAL GROUP

Products and Services
---------------------

         The Chemical Group's operations are divided into two divisions.

         The Contracting Division is comprised of the pavement marking and traffic survey department and the vegetation management department. The pavement marking provides under contract various forms of pavement marking. These services include fast dry alkyd, fast dry water-borne, and polyester paint striping, the installation of cold plastic and the measurement, determination and marking of "no-passing" zones on highways. The vegetation management department applies under contract various types of vegetation control materials including selective herbicides for weed, brush and grass control, as well as nonselective herbicides for total vegetation control.

         The CADCO division sells herbicides, adjuvants, plant growth regulators, sprayers, pavement marking products and other related equipment and products.

         The Chemical Group accounted for 20%, 21% and 25% of the Company's revenues for 1995, 1994 and 1993, respectively.


Marketing and Distribution
--------------------------

         Sales of the products and services offered by the Chemical Group are made throughout 21 states in the midwestern, eastern and southern parts of the United States. Approximately 95% of the total net sales of the Chemical Group are to various state, county, municipal and township highway departments and drainage commissions and toll road authorities. The balance of the net sales of this division are derived primarily from public utilities, pipeline companies, railroads, general contractors and other industrial, commercial and noncommercial users. During the past three years, approximately 90% of the net sales of this division were derived from contracts entered into with various governmental authorities located in the states of Ohio, West
Virginia, Michigan, Indiana, New York, Kentucky and Tennessee.

         The work performed by the Chemical Group is seasonal inasmuch as warm dry weather is needed to apply pavement marking and vegetation control materials. The season in the Company's general area of operations is from April 1 through November 30. This season is extended on occasions when the Company is able to obtain contracts in Southern states where the more favorable weather conditions allow work to be performed December through March.

         The Chemical Group's highway operations with various governmental authorities are generally conducted under fixed price contracts awarded by the governmental authorities for a fixed period of time ranging from a few months to two years. These contracts generally require the Company to comply with standards and specifications relating to (i) the type and amount of chemicals, paints and polyesters used by the Company, (ii) the type, size and number of applicating units used by the Company, (iii) the training, work experience and licensing of the personnel used by the Company and (iv) the method of application of chemicals, paints, polyesters and plastics used by the Company.

         The Company owns the equipment it uses in its operation of the Chemical Group.


Supplies
--------

         The principal supplies used by the pavement marking department are paint, polyester, glass beads, and cold preformed plastic materials. The Company obtains these materials from a wide range of suppliers. Herbicides used in vegetation management and CADCO material sales are obtained from a wide range of suppliers. The Company does not believe that the loss of any one source of supply would have a material effect on its business.


Backlog
-------

         The dollar amounts of backlog of the Chemical Group believed to be firm as of March 1, 1996 and 1995 were approximately $3,494,000 and $6,066,000, respectively. Dollar amounts of backlog can vary significantly based upon the timing of bid lettings and the division's success in obtaining contracts and are not necessarily indicative of the results for the year. All of the contracts comprising the 1996 backlog are expected to be completed during 1996.


Competition
-----------

         The business done by the Chemical Group is highly competitive. Most contracts are awarded on the basis of price, reputation, experience and ability to perform. The number of competitors is greatly reduced as the size of the job and the complexity of tasks to be performed are increased. Generally, the competitors of the Company are local companies operating in a particular geographical area. Although reliable statistics are not available, the Company believes that based on annual net sales of the Chemical Group, it is one of the larger contractors in the states in which it operates in the application of highway vegetation control materials and of highway pavement marking and striping materials.

         Since the Company obtains all of its public contracts through competitive bidding, there can be no assurance that the Company will retain all of its present contracts after their respective dates of expiration nor is there any assurance that the Company's record of obtaining additional contracts will continue. Although the Company believes that its relationship with its customers is good, loss of existing contracts due to expiration or cancellation could have a materially adverse effect on the Company's net sales and net income.

Regulations
-----------

         Much of the Chemical Group's business is oriented to highway safety considerations. Regulations applicable to the various public authorities with whom the Company contracts affect the demand and specifications for highway striping and vegetation control performed by the Company.


CORY ORCHARD & TURF DIVISION

Products
--------

         The Cory Orchard & Turf Division, located in Indianapolis, Indiana, and Louisville, Kentucky, is engaged in the wholesale and retail sale and distribution of a broad range of agricultural chemicals and equipment including insecticides, fungicides, herbicides, rodenticides, fertilizers, growth regulators, power and hand sprayers, mowing and aerification equipment, washing and grading equipment, hydraulic tools, air tools and safety equipment. The Cory Orchard & Turf Division accounted for 9%, 9% and 11% of the
Company's revenues for 1995, 1994 and 1993, respectively.

Marketing and Distribution
--------------------------

         Sales of the Company's products carried by this division are primarily made directly to farmers, orchardists, landscapers, golf courses, lawn care companies and pesticide operators in a marketing area which includes the states of Indiana, Kentucky, Michigan, Ohio and Illinois. The Company does not have any single customer which accounts for more than 10% of the net sales of this division. Since a majority of the sales of this division's products is directly related to agricultural production, approximately 80% of its net sales occurs in the early Spring, late Summer and early Fall.

         The Company's retail sales are made directly from its warehouse and sales office in Indianapolis, Indiana and Louisville, Kentucky. Sales to the Company's wholesale customers are made through Company sales staff.

         The Company transports the products sold by this division by means of its own truck fleet.

Supplies
--------

         The products sold by this division are available from many suppliers. The Company does not believe that the loss of any one source of supply would have a material effect on the business.

Backlog
-------

         The dollar amounts of backlog of the Cory Orchard & Turf Division believed to be firm as of March 4, 1996 and 1995, were approximately
$141,000 and $118,000, respectively. The timing of orders and backlog can vary from year to year due to weather conditions, etc. and is not necessarily indicative of the sales results for the period. All of the 1996 backlog is expected to be filled during 1996.

Competition
-----------

         The markets for the products sold by this division are highly competitive and the Company competes with many companies having a higher total sales volume and greater financial resources than the Company. This division competes with a wide variety of other suppliers on the basis of service and price. Competition is particularly intense with respect to large quantity orders placed by customers early in the growing season. To combat the intense competition, the Cory sales staff spends the winter months working with individual customers toward improving their next season's chemical programs as well as conducting seminars in various product categories.


LEASING AND FINANCE DIVISION
----------------------------

         Through the Company's Leasing and Finance Division, its qualified customers are offered two alternate methods of financing the purchase of the Company's steel tanks (the "Tank Finance Plan" and the "Tank Lease Plan").

         Under the Tank Finance Plan, the Company finances 90% of the sales price over a 24 to 48 month period at an effective annual interest rate which during 1995 was approximately 10.25% to 11.0%. The Company retains a security interest in the tanks as additional security for the payment of the financed amount. The installment paper evidencing the customer's obligation is either held by the Company as an investment, sold with recourse for the principal amount thereof to the Company's profit sharing plan or pledged as collateral for borrowings over a like period. In 1995, the Company borrowed $6,859,000 under the latter arrangement and sold with recourse $2,348,145 to the Company's profit sharing plan. For the fiscal year ended December 31, 1995, approximately 25% of the total net sales of the Tank Division were sold to customers under the Tank Finance Plan.

         Under the Tank Lease Plan, leases of liquid propane gas tanks to customers for noncancellable terms of five or ten years are recorded as sales at inception. The present value of the minimum payments is included in net sales and the cost of the tanks is charged to cost of sales.
Estimated residual values of the leased tanks are not significant. During the fiscal year ended December 31, 1995, the Leasing and Finance Division invested in approximately $1,283,777 in customer sales type leases which it pledged as collateral for borrowings. Approximately 4% of the total net sales of the Tank Division for the fiscal year ended December 31, 1995 were made under the Tank Lease Plan.

           In 1995, consistent with the Company's prior practice, income and expense of the Leasing and Finance Division are recorded in the Tank Division and in unallocated corporate income and expense.


PATENTS, LICENSES, FRANCHISES AND CONCESSIONS

         The Company has a design patent on Cal-Van's #825 spark plug ramp gauge which was issued in 1992 for a period of 14 years. The Company does not own any other patents nor is it licensed under any patent licenses. It does not hold any franchises or concessions from any governmental body.


EMPLOYEES

            The following table sets forth information with respect to the Company's 440 employees:

          Division                         Permanent             Seasonal
Corporate Staff ------------------------      20                    0

Tank Division --------------------------     154                    0

Cal-Van Tools Division -----------------      86                   16

Chemical Group -------------------------      44                  103

Cory Orchard & Turf Division -----------      17                    0
                                             ---                  ---

                 Total -----------------     321                  119
                                             ===                  ===

         Employees at the Company's Tank Division Plant in Fremont, Ohio are subject to a collective bargaining agreement between the Company and the United Steelworkers of America, AFL-CIO-CLC, Local 1915. The current agreement will expire April 30, 1996.

         Seasonal employees in the Company's Chemical Group are subject to a collective bargaining agreement between the Company and Laborers International Union Local 480, which will expire March 1, 1997.

         The Company believes that its relations with its Union and other employees is good, and does not anticipate problems in negotiating new collective bargaining agreements.

ENERGY AND ENVIRONMENT

         The Company consumes electricity, propane gas, natural gas and various fuels in manufacturing, in selling its products and services and in lighting and heating the facilities it operates. Although the Company has never experienced any significant interruptions of its operations due to shortages of energy, there can be no assurance that a serious curtailment of the availability of such fuels or acceptable substitutes would not adversely affect the Company's operations.

         Federal, state and local authorities are considering various legislation and regulations related to environmental and energy matters. The Company is not aware of any presently existing legislation relating to such matters which has or will have a materially adverse effect upon the Company's operations or which will require material capital expenditures in the next two years; however, the Company cannot predict the effect of future legislation or regulations.


ITEM 2.  PROPERTIES
         ----------

         The following table lists the materially important physical properties used in its operations together with certain information regarding such properties:

Description                   Land        Building
and Location (1)             (acres)      (sq. ft.)         Use
----------------             -------      ---------         ---
Land and buildings             80          30,400     Administrative offices
2776 & 2780 CR 69                                     of the Company;
Gibsonburg, Ohio 43431                                Chemical Group
                                                      offices; maintenance
                                                      and storage for
                                                      spraying, and striping (2)

Land and buildings              6.28       45,000     Former Tank Division
2098 W. State Street                                  offices; currently
Fremont, Ohio  43420                                  being held for lease

Land and buildings             10.76       91,050     Cal-Van Tools Division
1500 Walter Avenue                                    offices; manufacture
Fremont, Ohio  43420                                  and of automotive
                                                      tools (3)

Land and buildings                   4.85       28,840     Cory Orchard & Turf
6739 Guion Road                                            Division offices;
Indianapolis, Indiana  46268                               warehouse space for
                                                           spraying equipment and
                                                           supplies; repair center
                                                           for sprayers; retail and
                                                           wholesale sale of chemicals,
                                                           equipment and supplies. (2)

Leased Warehouse                     N/A         6,660     Cory Orchard and Turf Division
13000 Middleton Industrial Blvd.                           Branch office; warehouse space
Louisville, Kentucky 40223                                 for spraying equipment and supplies;
                                                           retail and wholesale sale of
                                                           chemicals equipment and supplies.
                                                           Three year lease expires
                                                           February of 1997.(2)

Land and building                   16.10       68,800     Tank Division offices;
721 Graham Drive                                           manufacture of propane
Fremont, Ohio  43420                                       and anhydrous ammonia
                                                           tanks. Operations
                                                           commenced during the
                                                           second quarter of
                                                           1993. See note 5 to the
                                                           financial statements
                                                           for mortgage information(2)

(1) The Company believes that its properties are adequately maintained, are in good condition and are suitable and adequate for its business as presently conducted.

(2) The Company believes these facilities are being used to approximately 75 to 100 percent of their capacity.

(3) The Company believes that the facility is being used to approximately 50% of capacity based upon 24 hour utilization.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

            The Company, along with fourteen other parties, has been designated in a letter dated July 13, 1995, as a potentially responsible party by the United States Environmental Protection Agency (the "EPA") at the County Line Landfill, Fremont, Ohio under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended. The EPA is requesting that the potentially responsible parties initiate an Engineering Evaluation and Cost Analysis (EECA) to evaluate what future response activities may be necessary at the site, which was licensed and operated as a landfill from 1969 to 1984. The potentially responsible parties have commenced participation in an engineering evaluation at the site. There is no volumetric ranking of the parties available. Although the EPA takes a position that any potentially responsible party is liable jointly and severally for response costs, the Company is only one of many parties believed to have used the site. There is also no information as to the extent and nature of any necessary future response action to the site. During the period in question the Company maintained various insurance policies and management is exploring the availability of coverage of claims which may arise. Because of the preliminary state of this matter and lack of information, it is not possible to estimate the financial impact or range of probable financial impact on the Company. During the year ended December 31, 1995, the Company has expensed $9,132, its portion of the expenses of the current engineering evaluation, but has not reflected any amount or accrued expenses to cover any future cost of additional evaluation or remediation relating to the site. While the ultimate outcome of this matter cannot now be predicted, the Company believes, based on the facts now known to it, that costs arising out of this matter will not have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's shareholders during the last quarter of the period covered by this report.



                                   PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          ----------------------------------------------------------------
          MATTERS
          -------

        (a)  Market Information.
             ------------------

       The Company's common stock trades on the NASDAQ Small Cap Market under the symbol CTRL. The Company believes the range of high and low sales prices for 1995 and 1994 is as follows:

                                   1995
  1st Qtr.             2nd Qtr.           3rd Qtr.       4th Qtr.
  --------             --------           --------       --------
$10.45-$9.50         $11.00-$9.125      $11.50-$10.25   $12.00-$11.00

                                   1994

  1st Qtr.             2nd Qtr.           3rd Qtr.       4th Qtr.
  --------             --------           --------       --------
$10.57-$9.09         $10.23-$9.31       $10.68-$9.55    $10.68-$9.77

Prices have been adjusted to reflect the 10% stock dividends of March 1994 and 1995.

        (b)  Numbers of Holders of Common Stock
             ----------------------------------

        Management believes the number of holders of Chemi-Trol's Common Shares at March 7, 1996, was 685.

        (c)  Dividends Paid per Common Share
             -------------------------------

                                 1995                        1994
                      -----------------------     -----------------------

                        Quarter         Ended       Quarter        Ended
                      3/31 6/30   9/30  12/31     3/31 6/30    9/30 12/31

Dividends declared
were $.36 and $.327
per common share in
1995 and 1994,
respectively.
Dividends have been   $.082 $.090 $.090 $.090     $.074 $.082 $.082 $.082
adjusted to reflect
the 10% stock
dividends of March
1995 and 1994

        The Company has paid a cash dividend on its Common Shares each year since its incorporation in 1952.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                  Years Ended December 31,
        ------------------------------------------------------------------------

                         1995          1994         1993        1992        1991
                         ----          ----         ----        ----        ----
Operating Results:
  Revenues         $71,048,476  $67,823,972  $62,099,805  $58,905,134  $55,872,455
  Net Income         1,474,705    1,609,719      896,731    1,488,410    1,401,904
  Net Income
     Per Common Share      .74          .80          .45          .74          .70

At Year-end:
  Total
     Assets         48,592,539  $45,917,360  $41,186,807  $36,589,365  $33,046,396

  Long-Term
       Debt          9,789,973    7,235,827    8,761,989    5,964,152    4,050,354
  Working
       Capital      14,430,716   11,218,263   12,174,075   12,180,603   11,660,569

Cash Dividends
Declared Per Common
Share              $      .360  $      .327  $      .298  $      .260  $      .248

  Share data has been computed on the basis of the weighted average number of common shares outstanding during each period and restated for the 6 for 5 stock split in November of 1992 and the 10% stock dividends in March 1995 and 1994.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Liquidity and Capital Resources
-------------------------------

     Liquidity is the measure of a company's ability to generate adequate funds to meet its needs. Funds can be generated internally from operations or externally by borrowing. Primary measures of liquidity include the amount of working capital, the working capital ratio and the ability to borrow funds. As shown in the following chart, the Company's ability to borrow funds remains strong as evidenced by the unused commitment for term financing and the unpledged notes and leases at December 31, 1995.

                            1995               1994             1993
Working capital         $14,430,716        $11,218,263      $12,174,075
Working capital
  ratio                    1.9 to 1           1.7 to 1         2.0 to 1
Unused commitment for
  term financing of
  customer notes and
  leases                $ 2,076,500        $ 7,500,000       $3,000,000
Unpledged notes and
  leases                $ 1,310,185        $ 5,274,000       $3,197,000

       A substantial amount of the Company's working capital over the past three years has been provided from operations. Long-term borrowings of $8,300,500 in 1995 and $3,418,178 in 1994 were used to finance customer sales type leases or notes receivable for the purchase of steel tanks produced by the Company's Tank Division, pursuant to the arrangements described under ITEM 1 BUSINESS Leasing and Finance Division. This financing has been arranged through area banks. The Company has a commitment to provide term financing for tank notes and leases extended to customers for amounts up to $6,000,000, of which $2,076,500 was available at year end. The total amounts borrowed with collateral under the lease and finance plans at December 31, 1995 were $2,757,217 and $8,127,330; respectively.

       Due to the seasonal nature  of the operations of the Company's
Chemical Group and extension of fall payment terms in certain other divisions, the Company has an uneven cash flow pattern. Operations of the Chemical Group begin approximately mid-April and run through November. There are substantial cash requirements in the second quarter for this division associated with inventory build up and the purchase of equipment and supplies. Since the majority of the contracts performed by this division are for political subdivisions and the contracts stretch over the entire summer season, a fair percentage of the payments are not received until mid-September and October. This creates a cash shortage from June to October which has made it necessary for the Company to borrow short-term funds. For this reason, the Company has arranged a short-term borrowing line of $12,750,000 through local banks. In 1995 the Company used amounts ranging from month-end amounts of $1,043,000 to $10,837,000 of its short-term credit line.

       Capital expenditures during 1995 increased by 67% from the previous year to $2,171,262. Expenditures during 1995 included the addition of a 31,750 square foot warehouse to provide Cal-Van with better storage of its inventory and a more efficient production layout. A large portion of the 1993 expenditures was related to the construction of the new tank production facility located in Bark Creek Industrial Park, in Fremont, Ohio. The Company borrowed $4,000,000 under a mortgage note to finance the new facility with the balance of the expenditures made with funds provided from operations. The balance owed on this mortgage at December 31, 1995 was $3,608,732.

                           1995              1994            1993
Capital expenditures    $2,171,262        $1,298,677      $4,411,650

       Capital expenditures are budgeted at $794,000 for 1996. The Company intends to make these expenditures with funds provided from operations.

Results of Operations
---------------------

(a) 1995 versus 1994

        Total revenues of the Company increased by 4.8% to a record $71,048,476, while net income decreased by 8.4% to 74 cents per share.

        The Tank Division, which accounted for approximately 48.7% of total corporate revenue during 1995, increased revenues by approximately 4.3% over 1994 levels, a new record. The increase in revenues was the result of a 4.4% increase in sales and a slight decrease of less than 1% (.8) in interest and financing income. Actual units shipped during the year increased by 1.4% over the prior year levels. Operating profit increased by 3.4%, slightly less than the increase in revenues, as a result of a slight decrease in gross profit margins.

        Net sales of the Cal-Van Tools Division increased by 11.3% to record levels of $15,527,740, while operating profits decreased by 50.7% for the year ended December 31, 1995. The disproportionate increase of 14.4% in cost of sales coupled with a 22.8% increase in selling expenses were largely responsible for the decrease in operating profits. Continued competitive pressure in a changing marketplace with fewer and larger customers was responsible for the profit decrease.

        The Chemical Group revenues were static, down by 1.4%, while operating profits increased by 11.0%. Gross profit increases of 19.3% in CADCO, the material distribution division, were offset by decreases of 8.7% in the Contracting Division and resulted in a slight decrease in the Group's gross profit of 3.9%. The increase in operating profit was attributable to decreases in divisional selling and general and administrative expenses of 15.5% and 21.0%, respectively.

        Revenues of the Cory Orchard & Turf Division increased by 7.2%, while operating profits increased over 19 times the depressed 1994 level. Higher margins, the result of cost of goods sold increasing at a lesser rate of 4.6% coupled with the volume increase, served to increase gross profits by 24.1%. Selling and general administrative expenses were stable, decreasing by less than 1%.

        For the Company as a whole, the increase in net sales of 4.9% was slightly less than the 5.0% increase in cost of sales, forcing margins to tighten. Selling expense increases of 12.5% were largely attributable to Cal-Van's aggressive marketing. The 5.7% decrease in general and administrative expenses was largely the result of decreased profit sharing allocations due to lower profits, particularly in the second half of the year. Interest and financing income decreased by 1.8% from 1994 levels. Interest expense increased by 21.5% as borrowings to fund working capital and capital addition expenditures increased during the year. Net income decreased by 8.4% to $1,474,705 or 74 cents per share.

        Changes in effective state and local tax rates were largely responsible for the increase in the effective tax rate from 38.4% in 1994 to 39.7% in 1995.

(b) 1994 versus 1993

         The Company's total revenues increased by 9.2% to a record $67,823,972, while net income for the year increased 79.5% to $.80 per share.

         The Tank Division, which accounted for 48.9% of the total Company's revenues, increased revenues by 22.0% to record levels as net sales and interest and financing income increased by 22.6% and 6.5%, respectively. The increase in net sales was largely the result of an 18.9% increase in units sold. Divisional selling and general administrative expenses for the year increased 9.0% over 1993 levels. The resulting operating profit at the higher sales level increased 46.5% over the prior year.

         Revenues of the Chemical Group decreased by 6.9%, while operating profit decreased by 21.5%. The decrease in revenues was largely the result of a 34.5% decrease in revenues of CADCO, the material sales division, which offset the 2.7% increase in sales of the Contracting Division. A decrease of 21.3% in gross profits of CADCO, coupled with a 9.7% decrease in gross profit of the Contracting Division, served to decrease the operating profit of the Group.

         The Cal Van Tools Division increased net sales by 12.7% to record levels, for the third straight year, and operating profit rebounded sharply, over 15 times, from the prior year depressed level to $779,825. The increase in net sales plus less than proportionate increases of 7.4% in cost of sales and 4.2% in selling and general administrative expenses resulted in the increases in operating margin and profit.

         Revenues of the Cory Orchard & Turf Division decreased by 10.9%, and operating profit decreased by 90.9% over prior year levels. The decrease in sales, coupled with the disproportionate decrease in cost of sales of 10.3% and a 3.8% increase in selling and general administrative expense, was responsible for the decrease in operating profit.

         For the Company as a whole, net sales increased by 9.3% while cost of sales increased at a somewhat lesser rate of 7.4% to improve gross margins. Selling and general and administrative expenses also increased at the lesser rates of 4.4% and 1.1%, respectively, to further increase operating profits. Interest and financing income increased by 6.0%. Interest expense increased by 30.8% largely as a result of higher interest rates and increased debt balances as a result of borrowings to finance the new tank production facility which was completed mid 1993. Income before cumulative effect of change in accounting method increased by over 106% while net income increased by 79.5% to $.80 per share. In the prior year the cumulative effect of the Company changing its method of accounting for income taxes from the deferred method to the liability method as required by FASB Statement No. 1909, "Accounting for Income Taxes," on January 1, 1993, was to increase net income by $115,995 or $.06 per share.

         Changes in state and local tax rates were largely responsible for the decrease in the effective tax rate from 39.5% in 1993 to 38.4% in 1994.

Impact of Inflation and Changing Prices on Sales and Income From
----------------------------------------------------------------
Operations
----------

         The rate of inflation during recent years has again become a consideration and the Company uses the following procedures to help offset its detrimental effects. First, selling prices of the Company's products are carefully and constantly scrutinized so that selling prices reflect current costs. Price increases can only be instituted, of course, to the extent that the Company's prices remain competitive within the business segments in which the Company operates. As a result, the Company constantly monitors alternative suppliers to assure the lowest possible costs. The Chemical Group can reasonably account for inflation in bidding on fixed price contracts because a majority of the contracts are bid early in the year with completion dates during the current year. Labor rates are generally established prior to the bid and these are generally fixed for the duration of the contract. Materials necessary to perform a contract can be price protected by purchasing under early order programs or by purchasing sufficient quantities of the materials necessary to complete the contract at the time it is awarded. This allows these costs to be considered at the time a bid is prepared. The Company uses the LIFO method of accounting for the cost of goods sold for the majority of its products. This charges current costs to the results of operations for both financial reporting and income tax purposes and during periods of inflation results in improved cash flow due to lower income taxes paid by providing a closer matching of revenues and expenses. Finally, increasing of productivity levels in all of the Company's operating divisions has helped to lessen the effects of inflation in the past and will continue to be part of the Company's objective for controlling the effects of inflation in the future.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         See ITEM 14 for an index to financial statements and financial statement schedule.

                        Report of Independent Auditors

The Board of Directors and Shareholders
Chemi-Trol Chemical Co.

We have audited the accompanying balance sheets of Chemi-Trol Chemical Co. as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chemi-Trol Chemical Co. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the financial statements, in 1993 the Company changed its method of accounting for income taxes.


                                                               ERNST & YOUNG LLP


Toledo, Ohio
February 29, 1996

                            Chemi-Trol Chemical Co.

                                 Balance Sheets


                                                                       DECEMBER 31
                                                                1995                 1994
                                                       ---------------------------------------
ASSETS

 Current assets:
   Cash                                                    $    80,991           $    998,578

   Trade receivables, less allowance of $310,000:

     Accounts                                               11,960,645             11,416,860
     Notes                                                   4,568,313              4,260,372
                                                       ---------------------------------------

                                                            16,528,958             15,677,232


   Net investment in sales-type leases (Note 2)              1,005,265              1,086,679

   Inventories (Notes 1 and 3)                              11,799,651              9,380,670

   Prepaid expenses and deferred income taxes (Note 7)       1,201,688              1,157,421
                                                       ---------------------------------------

 Total current assets                                       30,616,553             28,300,580


 Property and equipment, at cost (Note 4)                   20,501,534             18,722,257

 Less accumulated depreciation                               9,459,443              8,549,910
                                                       ---------------------------------------
 Net property and equipment                                 11,042,091             10,172,347


 Other assets (Notes 2 and 5):
   Notes receivable, noncurrent portion                      4,366,432              4,227,563


   Net investment in sales-type leases, noncurrent           2,254,722              2,913,359
     portion                                                   312,741                303,511
                                                       ---------------------------------------
   Other                                                     6,933,895              7,444,433
                                                       ---------------------------------------
 Total other assets                                        $48,592,539            $45,917,360
                                                       =======================================

                                                                     DECEMBER 31
                                                            1995                      1994
                                                         -------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Notes payable (Note 5)                                    $  1,507,831          $  3,500,000
  Accounts payable                                             7,102,503             6,714,457
  Dividends payable                                              180,444               164,056
  Income taxes                                                   148,629               105,497
  Accrued liabilities:
   Insurance                                                   1,027,531             1,137,868
   Compensation                                                  818,703               817,872
   Profit-sharing                                                304,019               526,843
   Other                                                         392,871               367,039

  Long-term debt due within one year (Note 5)                  4,703,306             3,748,685
                                                         -------------------------------------
Total current liabilities                                     16,185,837            17,082,317


Long-term debt (Note 5)                                        9,789,973             7,235,827
Deferred income taxes (Note 7)                                   894,000               628,000


Shareholders' equity:
  Common stock, without par value; 6,000,000 shares
    authorized, 2,004,930 shares issued
    and outstanding (1,822,796 shares in 1994) (Note 6)
                                                               4,590,767             2,792,174
  Retained earnings                                           17,131,962            18,179,042
                                                         -------------------------------------
Total shareholders' equity                                    21,722,729            20,971,216
                                                         -------------------------------------
                                                             $48,592,539           $45,917,360
                                                         =====================================


See accompanying notes.

                            Chemi-Trol Chemical Co.

                              Statements of Income


                                                           YEAR ENDED DECEMBER 31
                                                   1995              1994               1993
                                            --------------------------------------------------
Revenues:
 Net sales                                  $70,007,608         $66,763,748        $61,099,606
 Interest and financing income                1,040,868           1,060,224          1,000,199
                                            --------------------------------------------------
                                             71,048,476          67,823,972         62,099,805

Costs and expenses:
 Cost of sales                               60,622,638          57,712,244         53,752,253
 Selling                                      3,706,662           3,295,078          3,157,306
 General and administrative                   2,881,262           3,056,648          3,024,186
 Interest                                     1,391,209           1,145,283            875,324
                                            --------------------------------------------------
                                             68,601,771          65,209,253         60,809,069
                                            --------------------------------------------------
Income before income taxes and cumulative
   effect of change in accounting method      2,446,705           2,614,719          1,290,736



Income taxes (Note 7):
 Federal:
   Current                                      687,000             666,000            315,000
   Deferred                                     120,000             182,000            107,000
 State and local                                165,000             157,000             88,000
                                            --------------------------------------------------
                                                972,000           1,005,000            510,000
                                            --------------------------------------------------

Income before cumulative effect of change
   in accounting method                       1,474,705           1,609,719            780,736
Cumulative effect of change in accounting
   method (Note 7)                                    -                   -            115,995
                                            --------------------------------------------------
Net income                                  $ 1,474,705         $ 1,609,719        $   896,731
                                            ==================================================


Per common share (Note 6):
 Income before cumulative effect of change
   in accounting method                          $  .74              $  .80             $  .39
 Cumulative effect of change in
   accounting method                                  -                   -                .06
                                            --------------------------------------------------
 Net income                                      $  .74              $  .80             $  .45
                                            ==================================================


See accompanying notes.

                            Chemi-Trol Chemical Co.

                       Statements of Shareholders' Equity

                  Years ended December 31, 1995, 1994 and 1993


                                            Common Stock
                                    ---------------------------          Retained
                                       Shares            Amount           Earnings         Total
                                    ---------------------------------------------------------------
    Balance - January 1, 1993        1,657,182      $   991,122      $18,727,570        $19,718,692
     Net income                                                          896,731            896,731
     Cash dividends - $.30 per share
       (Note 6)                                                         (596,586)          (596,586)
                                    ---------------------------------------------------------------
    Balance - December 31, 1993      1,657,182          991,122       19,027,715         20,018,837
     Net income                                                        1,609,719          1,609,719
     Cash dividends - $.33 per share
       (Note 6)                                                         (656,207)          (656,207)
     10% stock dividend issued         165,614        1,801,052       (1,801,052)                 -
     Cash dividend issued for
       fractional shares                                                  (1,133)            (1,133)
                                    ---------------------------------------------------------------
    Balance - December 31, 1994      1,822,796        2,792,174       18,179,042         20,971,216
     Net income                                                        1,474,705          1,474,705
     Cash dividends - $.36 per share
       (Note 6)                                                         (721,774)          (721,774)
     10% stock dividend issued         182,134        1,798,593       (1,798,593)                 -
     Cash dividend issued for
       fractional shares                                                  (1,418)            (1,418)
                                    ---------------------------------------------------------------
    Balance - December 31, 1995      2,004,930       $4,590,767      $17,131,962        $21,722,729
                                    ===============================================================

See accompanying notes.

                            Chemi-Trol Chemical Co.

                            Statements of Cash Flows

                                                                  YEAR ENDED DECEMBER 31
                                                           1995            1994             1993
                                                    -------------------------------------------------
 OPERATING ACTIVITIES
 Net income                                           $  1,474,705     $  1,609,719      $   896,731
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Notes receivable from product sales                (7,476,136)      (7,347,207)      (5,909,937)
     Collections from customers on notes receivable      4,681,181        4,328,688        3,511,955
     Notes receivable sold                               2,348,145        2,138,527        2,440,642
     Proceeds from sales-type leases                     2,023,828        1,085,206        1,052,497
     Additions to net investment in sales-type leases   (1,283,777)      (1,106,954)      (1,461,522)
     Depreciation                                        1,238,437        1,184,800        1,007,733
     Provision for deferred income taxes                   120,000          182,000           (8,995)
     Gain on sale of property and equipment                (47,168)          (4,825)          (8,687)
     Decrease in allowance for doubtful accounts                 -                -          (40,000)
     Changes in operating assets and liabilities:
        Accounts receivable                               (543,785)      (2,414,999)      (1,024,246)
        Inventories                                     (2,418,981)        (897,912)         144,446
        Prepaid expenses                                   101,733          117,827         (329,249)
        Other assets                                        (9,230)        (143,985)         (27,101)
        Accounts payable                                   388,046        2,601,573          595,050
        Income taxes payable                                43,132           71,340           16,570
        Accrued liabilities                               (306,498)         (43,026)         106,561
                                                    -------------------------------------------------
 Net cash provided by operating activities                 333,632        1,360,772          962,448


 INVESTING ACTIVITIES
 Additions to property and equipment                    (2,171,262)      (1,298,677)      (4,411,650)
 Proceeds from disposals of property and equipment         110,249           42,568           33,268
                                                    -------------------------------------------------
 Net cash used in investing activities                  (2,061,013)      (1,256,109)      (4,378,382)


 FINANCING ACTIVITIES
 Proceeds from long-term borrowings                      8,300,500        3,418,178        7,563,008
 Payments of long-term debt                             (4,791,733)      (4,701,801)      (5,045,897)
 Net borrowings under line of credit                    (1,992,169)       2,200,000        1,300,000
 Cash dividend payments                                   (705,386)        (641,297)        (596,586)
 Payments in lieu of issuing fractional shares              (1,418)          (1,133)               -
                                                    -------------------------------------------------
 Net cash provided by financing activities                 809,794          273,947        3,220,525
                                                    -------------------------------------------------

 Increase (decrease) in cash                              (917,587)         378,610         (195,409)
 Cash at beginning of year                                 998,578          619,968          815,377
                                                    -------------------------------------------------
 Cash at end of year                                $       80,991      $   998,578      $   619,968
                                                    =================================================

 Supplemental cash flow information:
   Cash paid for interest (net of capitalized
     interest)                                      $    1,389,427      $ 1,144,411      $   876,033
                                                    ================================================

   Cash paid for income taxes                       $      748,868      $   615,483      $   708,425
                                                    =================================================


 See accompanying notes.

                            Chemi-Trol Chemical Co.

                         Notes to Financial Statements

                               December 31, 1995


1. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORY VALUATION

Substantially all inventories are valued at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

NOTES RECEIVABLE

Notes receivable are due in installments from customers for sales of liquid propane gas tanks. The notes are issued for three or four year terms and bear interest based on the prevailing interest rate. At December 31, 1995, the carrying value of notes receivable approximates their fair valued based on the Company's current incremental lending rates.

In May 1993 the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS No. 114), which was amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" (FAS No. 118). The Company adopted the provisions of these new standards at the beginning of fiscal 1995 which had no effect on the consideration of the need for an allowance for credit losses.

LEASES

Leases of liquid propane gas tanks to customers for noncancellable terms of five or ten years are recorded as sales at inception. The present value of the minimum payments is included in net sales and the cost of the tanks is charged to cost of sales. Estimated residual values of the leased tanks are not significant. The leases are financed through notes payable to banks with terms similar to the leases. The obligations to the banks are included in long-term debt. Interest income computed at the rates implicit in the leases is recognized on the interest method.

                           Chemi-Trol Chemical Co.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION

Depreciation is provided on the straight-line method over the estimated useful lives of the assets.

NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of shares outstanding of 2,004,930, after giving retroactive effect to the 10% stock dividends issued in March 1994 and 1995. Shareholders' rights, which have a potentially dilutive effect, have been excluded from the weighted average shares computation as conditions to the exercisability of such rights have not been satisfied (see Note 6).

2. NET INVESTMENT IN SALES-TYPE LEASES

The components of the net investment in sales-type leases at December 31 are as follows:

                                                            1995                1994
                                                       ---------------------------------
 Minimum lease payments receivable                      $3,944,355          $5,105,500
 Unearned financing income                                 684,368           1,105,462
                                                       ---------------------------------
 Net investment                                          3,259,987           4,000,038
 Current portion                                         1,005,265           1,086,679
                                                       ---------------------------------
 Noncurrent portion                                     $2,254,722          $2,913,359
                                                       =================================


At December 31, 1995, minimum lease payments receivable for each of the five subsequent years are as follows: 1996 - $1,318,000; 1997 - $1,106,000; 1998 -
$795,000; 1999 - $494,000 and 2000 - $231,000.

At December 31, 1995, the carrying value of sales-type leases approximates fair value based on the Company's current incremental lending rates.

                           Chemi-Trol Chemical Co.

3. INVENTORIES

Inventories are comprised of the following at December 31:

                                                          1995             1994
                                                  -----------------------------------
Manufacturing inventories:
   Raw materials and supplies                       $  3,304,000         $2,440,090
   Work in process                                       465,290            434,293
   Finished goods                                      2,061,184            713,027
Purchased inventory held for resale                    5,694,549          5,503,321
Materials used in contracting                            274,628            289,939
                                                  -----------------------------------
                                                    $ 11,799,651         $9,380,670
                                                  ===================================


Under the LIFO method, inventories have been reduced by approximately $1,766,000 and $1,519,000 at December 31, 1995 and 1994, respectively, from amounts which would have been reported under the first-in, first-out method.

4. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following  at December 31:

                                                        1995                1994
                                                  -----------------------------------
 Land and land improvements                       $  1,253,421         $  1,247,503
 Buildings                                           4,897,303            4,175,789
 Machinery and equipment                             9,194,219            8,597,227
 Automobiles and trucks                              4,764,544            4,539,532
 Construction in process                               392,047              162,206
                                                  -----------------------------------
                                                   $20,501,534          $18,722,257
                                                  ===================================

In 1993, $112,000 of interest cost was capitalized as part of the cost of the new tank production facility. No interest was capitalized in 1995 or 1994.

                            Chemi-Trol Chemical Co.

5. DEBT

The Company has a $12,000,000 bank line of credit available for revolving loans with interest payable at the bank's prime rate less 1/2% (8% at December 31, 1995 and 1994, respectively); revolving loans of $1,507,831 and $3,500,000 were outstanding at December 31, 1995 and 1994, respectively. Under this credit arrangement, the Company may convert, on or before April 30, 1996, up to $2,076,500 of revolving loans to term loans, payable over thirty-six or sixty months with interest at an annual rate equal to the yield for U. S. Treasury obligations of similar maturity plus a specified number of basis points. Revolving loans are unsecured; term loans are secured as described below.

The Company also has a $750,000 unused line of credit available for short-term borrowings with interest payable at a rate to be determined.

Long-term debt outstanding at December 31 consists of the following:

                                                                   1995                1994
                                                           -----------------------------------
    6.08% - 9.35% (6.08% - 8.75% in 1994), term loans due
      in varying monthly amounts with a final maturity in
      December, 2000, secured by certain sales-type
      leases and notes receivable of approximately
      $10,885,000 at December 31, 1995                       $10,884,547         $  7,214,383

    7 3/4% mortgage note with a final maturity in
      October, 1997, secured by tank production facility
      with a net book value of $4,368,000 at December 31,
      1995                                                     3,608,732            3,770,129
                                                           -----------------------------------
                                                              14,493,279           10,984,512
Amount due within one year                                     4,703,306            3,748,685
                                                           -----------------------------------
                                                            $  9,789,973         $  7,235,827
                                                           ===================================


Annual maturities of long-term debt for the five years subsequent to December 31, 1995 are as follows: 1996 - $4,703,000; 1997 - $6,821,000; 1998 -
$2,271,000; 1999 - $469,000 and 2000 - $229,000.

At December 31, 1995, the carrying value of long-term debt approximates fair value based on the Company's current incremental borrowing rates.

                            Chemi-Trol Chemical Co.

6. COMMON STOCK

In March 1994 and 1995 the Company issued 10% stock dividends. Income and cash dividends per common share amounts for all years presented in the statements of income and shareholders' equity have been adjusted to reflect these stock dividends.

During 1993, the Company adopted a Shareholders' Rights Plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. Under the Rights Plan, each right will entitle shareholders to buy one one-hundredth of a share of common stock of the Company at an exercise price of $42.97 (as adjusted for the 10% stock dividends issued in March 1994 and 1995). The rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's common stock or announces a tender or exchange offer after which such person or group would beneficially own 30 percent or more of the common stock without the prior approval of the Company's Board of Directors, or if they determine that any person is an "Adverse Person." Under certain circumstances, the rights will become exercisable for common stock or other assets or securities of the Company or common stock of the surviving corporation in a merger involving the Company. In such event, the rights would entitle the holders thereof to purchase such stock at 50% of the then-current market value of the stock.

The Board of Directors of Chemi-Trol Chemical Co., except as otherwise provided in the Rights Plan, will generally be able to redeem the rights at one cent per right at any time during a 10-day period following any of the events which result in the rights becoming exercisable. During this 10-day period, the Board may also extend the time during which it may redeem the rights. The rights are not exercisable until the expiration of the redemption period and will expire upon the earlier to occur of May 27, 2003 or their redemption in accordance with provisions of the plan.

7. INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase net income by $115,995.

                            Chemi-Trol Chemical Co.

7. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                1995              1994
                                                           ------------------------------
 Deferred tax liabilities:
    Tax over book depreciation                              $   953,000         $828,000
    Prepaid expenses                                             89,000           92,000
    Interest income on sales-type leases                         38,000           61,000
                                                           ------------------------------
 Total deferred tax liabilities                               1,080,000          981,000

 Deferred tax assets:
    Accrued insurance                                           256,000          303,000
    Inventories                                                 156,000          153,000
    Accrued compensation                                        152,000          145,000
    Allowance for doubtful accounts                             105,000          105,000
    Other                                                        71,000           55,000
                                                           ------------------------------
 Total deferred tax assets                                      740,000          761,000
                                                           ------------------------------
 Net deferred tax liabilities                               $   340,000         $220,000
                                                           ==============================

Net deferred tax liabilities are included in the balance sheets at December 31 as follows:


                                                                1995              1994
                                                           ------------------------------

 Current assets                                             $   554,000         $408,000
 Noncurrent liabilities                                         894,000          628,000
                                                           ------------------------------
 Net deferred tax liabilities                               $   340,000         $220,000
                                                           ==============================

                            Chemi-Trol Chemical Co.

7. INCOME TAXES (CONTINUED)

The effective income tax rate differs from the statutory U. S. federal income tax rate for the following reasons and by the following percentages:

                                                         YEAR ENDED DECEMBER 31
                                                    1995         1994        1993
                                                   --------------------------------
Statutory U. S. federal income tax rate             34.0%        34.0%       34.0%
Increase in taxes resulting from:
  State and local income taxes, net of
    federal tax effect                               4.5          4.0         4.5
  Other                                              1.2           .4         1.0
                                                   --------------------------------
Effective income tax rate                           39.7%        38.4%       39.5%
                                                   ================================

8. EMPLOYEES' RETIREMENT PLAN

The Company has a profit-sharing plan which provides retirement benefits for full-time employees. The plan provides for Company contributions at the discretion of the Board of Directors of an amount not to exceed that deductible for federal income tax purposes. Costs charged to operations amounted to $305,000 in 1995, $527,000 in 1994 and $432,000 in 1993.

9. SALE OF NOTES WITH RECOURSE

The Company has a contingent liability of approximately $3,212,000 at December 31, 1995 for customers' installment notes sold with recourse to the Chemi-Trol Chemical Company Profit Sharing Plan. The credit risk associated with these notes is minimal as the Company retains a security interest in the product sold on the installment basis.

10. ENVIRONMENTAL

In 1995, the Company was named a potentially responsible party (PRP) for site investigation and cleanup costs under the Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) or similar state laws with respect to a certain site. The Company has notified third party insurers about this matter. While the ultimate outcome of this matter cannot now be predicted, the Company believes, based on the facts now known to it, that costs arising out of this matter will not have a material adverse effect on the Company's financial position.

                            Chemi-Trol Chemical Co.

11. INFORMATION PERTAINING TO INDUSTRY SEGMENTS

The Company has four operating segments which are in separate industries. The Tank division produces and sells steel pressure tanks for the storage of liquid propane gas and anhydrous ammonia to customers in the U.S. and Canada; operations of the Chemical division involve the sale and application of highway pavement marking and vegetation control materials in the U.S.; the Cal-Van Tools division purchases for resale and manufactures automotive specialty hand tools for the U.S. and foreign automotive aftermarket; the Cory Orchard & Turf division sells agricultural chemicals, products and equipment to U.S. customers. Total revenues by segment include sales to unaffiliated customers, as reported in the Company's income statement, and intersegment sales, which are on substantially the same terms as sales to unaffiliated customers. Operating profit (total revenues less operating expenses) excludes general corporate expenses, corporate interest income and expense, corporate other income and income taxes. Corporate assets include cash investments and the administrative offices.

The following summarizes the Company's operations and identifiable assets:

                                                              YEAR ENDED DECEMBER 31
                                                   1995               1994               1993
                                            -----------------------------------------------------
Revenues:
   Tank                                       $34,599,551         $33,185,903        $27,193,050
   Cal-Van Tools                               15,903,979          14,263,708         12,661,303
   Chemical                                    14,452,831          14,720,536         15,778,823
   Cory Orchard & Turf                          6,715,684           6,268,846          7,034,033
   Corporate interest                              24,707              35,806             38,504
   Eliminations - inter-segment                  (648,276)           (650,827)          (605,908)
                                            -----------------------------------------------------
Total revenues                                $71,048,476         $67,823,972        $62,099,805
                                            =====================================================

                            Chemi-Trol Chemical Co.

11. INFORMATION PERTAINING TO INDUSTRY SEGMENTS (CONTINUED)

                                                          YEAR ENDED DECEMBER 31
                                                   1995              1994               1993
                                            -----------------------------------------------------
Operating profit:
  Tank                                       $  3,534,397        $  3,417,575       $  2,332,555
  Cal-Van Tools                                   384,359             779,825             51,725
  Chemical                                        574,587             517,557            659,163
  Cory Orchard & Turf                             222,345              16,944            187,742
                                            -----------------------------------------------------
Total operating profit                          4,715,688           4,731,901          3,231,185

General corporate expenses                     (1,540,862)         (1,629,166)        (1,658,219)
Corporate interest expense                       (752,828)           (523,822)          (320,734)
Corporate interest income                          24,707              35,806             38,504
                                            -----------------------------------------------------
Income before income taxes and
  cumulative effect of change in
  accounting method                          $  2,446,705        $  2,614,719       $  1,290,736
                                            =====================================================
Identifiable assets:
  Tank                                       $ 28,449,834        $ 26,928,426       $ 24,603,082
  Cal-Van Tools                                11,676,495           9,304,139          7,651,162
  Chemical                                      3,346,820           3,927,242          3,593,346
  Cory Orchard & Turf                           3,324,853           3,240,630          2,947,022
  Corporate assets                              1,794,537           2,516,923          2,392,195
                                            -----------------------------------------------------
Total assets                                 $ 48,592,539        $ 45,917,360       $ 41,186,807
                                            =====================================================
Depreciation:
  Tank                                       $    565,766        $    542,420       $    377,104
  Cal-Van Tools                                   222,842             191,297            175,052
  Chemical                                        296,107             304,731            318,048
  Cory Orchard & Turf                              93,455              91,050             88,037
  Corporate assets                                 60,267              55,302             49,492
                                            -----------------------------------------------------
Total depreciation                           $  1,238,437        $  1,184,800       $  1,007,733
                                            =====================================================

                            Chemi-Trol Chemical Co.

11. INFORMATION PERTAINING TO INDUSTRY SEGMENTS (CONTINUED)

                                                              YEAR ENDED DECEMBER 31


                                                 1995              1994               1993
                                          -----------------------------------------------------
Capital expenditures:
  Tank                                     $    596,230        $    383,928       $  3,757,910
  Cal-Van Tools                               1,034,017             404,376            129,917
  Chemical                                      404,624             336,732            428,311
  Cory Orchard & Turf                           115,349              95,357             77,380
  Corporate assets                               21,042              78,284             18,132
                                          -----------------------------------------------------
Total capital expenditures                 $  2,171,262        $  1,298,677       $  4,411,650
                                          =====================================================

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The following information as of March 1, 1996 is furnished with respect to each director, each executive officer and certain significant employees:

                                                            Director
                               Offices and Positions      Continuously   Current term
       Name            Age     Held with the Company         Since       through July
       ----            ---     ---------------------      ------------   ------------
Arthur F. Doust        72      Director, Chairman of         1952           1996
                               the Board and Chief
                               Executive Officer

Robert W. Woolf        53      Director and President        1987           1997

John P. Simcox         46      Director, Vice President      1990           1998
                               and General Manager - Tank
                               Division

Kevin D. Lauck         45      Director, Secretary and       1990           1996
                               Controller

Robert F. Veh          66      Director                      1975           1998

W. Burton Lloyd        57      Director                      1986           1996

Robert H. Moyer        67      Director                      1992           1997

Fred J. Roynon         63      Director                      1993           1998

Richard J. Dudley      65      Director                      1993           1997


Gerald J. Porczak      61      Treasurer, General Manager     --             --
                               Lease and Finance
                               Division

James C. Herl          49      General Manager, Chemical      --             --
                               Group

James R. LaBenne       50      General Manager - Cal-Van
                               Tools Division                 --             --

Jon M. Cravens         43      General Manager - Cory
                               Orchard & Turf Division        --             --

       Arthur F. Doust joined the Company in 1952. He has served as Chairman of the Board (1985 to date), Chief Executive Officer (1987 to date), President (1969 to 1988) and as First Vice President and General Manager (1952 to 1969) of the Company.

       Robert W. Woolf joined the Company in 1972. He has served as Assistant Controller (1972 to 1977), Executive Administrator and Assistant Secretary (1977 to 1985), Vice President (1985 to 1988) and as President (1988 to date) of the Company.

       John P. Simcox joined the Company in 1972. He has served as Vice President (1991 to date) and General Manager of the Tank Division (1990 to date), Director of Sales for the Company (1987 to 1989), Sales Manager for Chemical Group and Assistant Sales Manager for Tank Division (1977 to 1987), and as a salesman for the Chemical Group and Tank Division in both Indiana and Ohio (1972 to 1977).

       Kevin D. Lauck joined the Company in 1977. He has served as Secretary and Controller (1988 to date), Assistant Secretary and Assistant Controller (1985 to 1987) and Assistant Controller (1977 to 1985).

       Robert F. Veh is the retired President of Veh & Son, Inc., a corporation located in Gibsonburg, Ohio, which operated a retail furniture store and funeral home. He retired in 1989. He is a Director of Fifth Third Bank of Northwest Ohio National Association.

       W. Burton Lloyd has been the President for more than the past five years of Advanced Insulation Concepts, Inc. formerly American Isowall Corporation, located in Florence, Kentucky, which manufactures various insulated panels for use in the construction of cold storage units.

       Robert H. Moyer is the President of The Mosser Group, located in Fremont, Ohio, a holding company of: Mosser Construction, Inc. of which he is Chairman; Contractors Equipment, Inc.; WMOG Investment, Inc.; and Telamon Construction, Inc. Mosser Construction, a commercial construction and contracting company, is located in Fremont, Ohio. He is also a Director of Croghan Bancshares, Inc., the publicly owned holding company of Croghan Colonial Bank.

       Fred J. Roynon is a retired bank executive with twenty-four years experience in community bank management, including Chairman, President and CEO of Society Bank Northwest Ohio (1980-1985).

       Richard J. Dudley retired as Chairman of the Board, President and CEO of S.E. Hyman Co., a manufacturing company located in Fremont, Ohio, and served as Assistant to the President of Terra Technical College, Fremont, Ohio (1987-1990).

       Gerald J. Porczak joined the Company in 1966. He has served as Treasurer (1993 to date), General Manager of the Lease and Finance Division (1978 to date) and as Corporate Credit Manager (1966 to date).

       James C. Herl joined the Company in 1974. He has served as Engineer in the Chemical Group, with primary responsibility in the Pavement Marking Division. (1974-1994) and as General Manager of the Chemical Group (1995 to date).

       James R. LaBenne joined the Company in 1970. He has served as salesman covering one half the State of Michigan for the Chemical Group and Tank Division (1970 to 1987), Assistant General Manager for the Cal-Van Tools Division (1987 to 1988), and as General Manager - Cal-Van Tools Division (1988 to date).

       Jon M. Cravens joined the Company in 1975. He has served as salesman in the State of Indiana for the Chemical Group and the Tank Division (1975 to 1988). Mr. Cravens has also been Assistant General Manager of the Cory Orchard & Turf Division (1985 to 1988), and General Manager of the Cory Orchard & Turf Division (1988 to date).

       Messrs. Doust, Woolf, and Veh are members of the Executive Committee of the Company. Messrs. Doust, Veh and Lloyd are members of the Governance Committee. Messrs. Doust, Veh, Lloyd and Woolf are members of the
Compensation Committee and the Audit Committee is comprised of the following independent directors, Messrs. Moyer, Roynon and Dudley.

       The Company has no standing nominating committee or committee performing similar tasks.

       The Company believes that all Directors and Officers have timely filed all reports required by Section 16(a) of the Act.

       Directors of the Company are elected at the Company's annual meeting of shareholders for a term of three years and until their successors are elected and qualified. The executive officers of the Company are elected by and serve at the pleasure of the Board of Directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Summary Information
-------------------

       The following table summarizes the total compensation for each of the last three years of (i) the Company's Chief Executive Officer and (ii) any of its other four most highly compensated executive officers who received salary and bonus in 1995 in excess of $100,000.


                          Summary Compensation Table

                                   Annual Compensation
                          ------------------------------------

Name and                                            Other          All Other
Principal                                           Annual         Compen-
Position         Year     Salary $     Bonus $   Compensation      sation $
-------------------------------------------------------------- - -----------
Arthur F. Doust  1995     53,225       17,000       3,000(a)       2,177(b)
Chairman and     1994     40,379       24,000       3,000(a)       3,863(b)
CEO              1993     40,225       12,000       3,000(a)       2,611(b)


Robert W. Woolf  1995    102,086       18,125       3,000(a)       3,726(b)
President and    1994     87,899       25,500       3,000(a)       6,804(b)
COO              1993     83,573       15,000       3,000(a)       4,929(b)

(a) Director Fees paid for service on Board of Directors.
(b) Company's profit sharing plan account contribution.

       During the year ended December 31, 1995, each Director of the Company was compensated for services as a Director by the total payment of $3000 for the four regularly scheduled meetings. Outside or independent Directors are compensated $300 for attending special meetings that are scheduled on days other than the regular quarterly meetings.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

       The Compensation Committee consists of Arthur F. Doust and Robert W. Woolf, each of whom is an executive officer of the Company, and Robert F. Veh and W. Burton Lloyd, independent directors.

Compensation Committee Report on Executive Compensation
-------------------------------------------------------

       This report sets forth the compensation policies of the Compensation Committee applicable to the Company's executive officers and the relationship of corporate performance to executive compensation.

       The Company's compensation package for its executive officers consists of base salary, annual performance-based bonus and participation in the Company's Profit Sharing Plan. These particular elements are further explained below.

       Base salaries are determined primarily on the basis of salaries being paid in the competitive marketplace, Company-wide performance and each executive officer's responsibilities, individual performance, knowledge, ability, time in position and prior experience. Salaries are adjusted annually as determined by individual performance, the competitive marketplace, Company-wide performance and changes in the cost of living. In general, base salaries are set at levels believed by the Committee to be sufficient to attract and retain qualified individuals when considered with the other components of the Company's compensation structure.

       Annual performance-based bonuses are determined at year end by the Committee for each executive officer, with the amount for each depending upon individual accomplishments and the overall performance of the Company, as weighted and applied on an individual basis by the Compensation Committee. Performance bonuses for executive officers have historically not exceeded 30% of base compensation.

       The Company's Profit Sharing Plan is qualified under Section 401(a) of the Internal Revenue Code and is for the benefit of all employees who complete a specified number of hours of service to the Company each Plan year and are employees through year-end. The Board of Directors of the Company determines the amount to be contributed from income to the Plan for each year based upon Company performance, historical contribution levels and other factors deemed appropriate by the Board. Company contributions to the Plan are allocated to the accounts of eligible employees pro rata according to each employee's annual compensation, without any variance of such formula for executive officers. Retirement, disability or death benefits under the Plan commence on the earlier of retirement, disability or death of an eligible employee, based upon the employee's Plan account balance. Upon termination of employment for reasons other than retirement, disability or death, rights of eligible employees depend upon their number of years of service to the Company. All executive officers of the Company are currently participating in the Profit Sharing Plan.

       The foregoing report has been furnished by Arthur F. Doust, W. Burton Lloyd, Robert F. Veh, and Robert W. Woolf, members of the compensation committee of the Board of Directors.

Stock Performance Graph
-----------------------

       Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock against the cumulative total return of the S & P 500 Stock Index and the Diversified Mfg. Group for the period commencing September 30, 1990, when the Company was first listed on NASDAQ, and ending December 31, 1995.

        Assumes that the value of the investment in Chemi-Trol Chemical Common Stock and each index was $100 on September 30, 1990, and that all dividends were reinvested monthly.


Source:  S&P Compustat            Base Year = 100:    12/31/90
Company Name             Dec.-90 Dec.-91 Dec.-92 Dec.-93 Dec.-94 Dec.-95
                         -------
Chemi-Trol Chemical Co.   100.00  103.38  132.39  151.27  156.41  185.73
S&P 500 COMP-LTD          100.00  130.34  140.25  154.32  156.42  214.99
Manufacturing (Div.INDLS) 100.00  122.56  132.82  161.22  166.91  234.96


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
                (a)  Security Ownership of Certain Beneficial Owners

                Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's voting shares on December 31, 1995.

                                                   Amount and
                                                   Nature of
Title of             Name and Address              Beneficial      Percent
Class               of Beneficial Owner            Ownership (1)  of class o
--------            --------------------          ------------------------
Common Shares       Trilon Dominion Partners,       336,351(2)     16.78%
                     L.L.C.
                    F/K/A Venture Capital,
                     Equities,  L.L.C.
                    250 Park Avenue, Suite 2020
                    New York, NY  10017

Common Shares       Arthur F. Doust                 252,440(3)     12.59%
                    2690 C.R. 69
                    Gibsonburg, OH    43431

Common Shares       U.S. Bancorp                    150,000(4)      7.48%
                    P.O. Box 1476
                    Baltimore, MD     21203

Common Shares       David Meredith Hudson,          100,346(5)      5.00%
                     President
                    Hudson Capital Management
                    239 NW 13th Ave., Ste. 207
                    Portland, OR  97209

-------------------

(1) All shares are held of record with sole voting and investment power unless otherwise indicated.

(2) Based upon most recent Schedule Form 4 filing. VC Holdings, Inc., the sole manager and the holder of 100% of the voting interests of Trilon Dominion Partners, L.L.C. ("the L.L.C."), is the indirect beneficial owner of the 336,351 shares of common stock of the issuer owned by L.L.C. Ronald W. Cantwell ("Mr. Cantwell") is the holder of 100% of the capital stock of VC Holdings, Inc., which is the sole manager and the holder of 100% of the voting interests of L.L.C. Consequently, Mr. Cantwell is the indirect beneficial owner of the 336,351 shares of common stock of the issuer owned by the L.L.C. Dominion Capital, Inc. holds a 50% non-voting preferred interest in the L.L.C. Dominion Capital, Inc. has disclaimed beneficial ownership of these securities.

(3)    Includes (a) 157,014 shares held in trust by Arthur F. Doust and
       Anna K. Doust, Co-Trustees, of which 78,507 shares are held for their own benefit; (b) 44,765 shares owned by Anna K. Doust, wife of Arthur F. Doust; and and (c) 12,743 shares owned by-the children of Arthur F. Doust.

(4) Based upon most recent Schedule 13(g) filing. Qualivest Capital Management, Inc., 111 S.W. Fifth Avenue, Portland, Oregon 97204, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and a wholly-owned subsidiary of United States National Bank of Oregon, which is a wholly-owned subsidiary of U.S. Bancorp (the "Bank"), is the beneficial owner of 97,000 shares, or 4.8% of the common stock outstanding of Chemi-Trol Chemical Co. (the "Company") as a result of acting as investment adviser to The Qualivest Funds, an investment company registered under Section 8 of the Investment Company Act of 1940. 53,000 shares, or 2.6% of the common stock outstanding of the Company, are held by the Trust Group of the Bank, a national bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934.

(5) Includes (a) 15,890 shares held by Hudson Capital Management, Inc., Registered Investment Advisor, whose President David Meredith Hudson has sole voting power over these shares; (b) 80,826 shares held by Hudson Capital Management, Inc., General Partner for Portland Partners, an Oregon Limited Partnership, whose President David Meredith Hudson has sole voting power over these shares; (c) 1,452 shares held as joint tenants with rights of survivorship by David Meredith and Roseanna Hudson; and 2,178 shares held by David Meredith Hudson.

                 (b)  Security Ownership of Management
                      --------------------------------

                 The following table sets forth information as to the beneficial ownership of the Common Shares of the Company, as of December 31, 1995, by each Director of the Company and by all directors and officers of the Company as a group:

                                                  Amount and
                                                  Nature of
                                                  Beneficial
Beneficial Owner        Title of Class            Ownership(1)      Percent
----------------        --------------            ------------      -------
Arthur F. Doust          Common Shares             252,440(2)        12.59%

Robert W. Woolf          Common Shares               3,893             .19%

John P. Simcox           Common Shares               1,500             .07%

Kevin D. Lauck           Common Shares               2,752             .14%

Robert F. Veh            Common Shares              20,305(3)         1.01%

W. Burton Lloyd          Common Shares              61,463(4)         3.07%

Robert H. Moyer          Common Shares               2,452             .12%

Fred J. Roynon           Common Shares                 500             .02%

Richard J. Dudley        Common Shares                 242             .01%

All directors and        Common Shares             353,309           17.62%
officers as a group
(13 persons)

(1) All shares are held of record with sole voting and investment power unless otherwise indicated.

(2)    Includes (a) 157,014 shares held in trust by  Arthur F.  Doust and Anna
       K. Doust, Co-Trustees, of which 78,507 shares are held for their own benefit; (b) 44,765 shares owned by Anna K. Doust, wife of Arthur F. Doust; and (c) 12,743 shares owned by the children of Arthur F. Doust.

(3)    Includes (a) 1,016 shares owned by Wanda Veh, wife of Robert F.  Veh.

(4)    Includes (a) 58,269 shares owned by Roselyn Lloyd, wife of W.  Burton
       Lloyd.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
          No disclosure required.

                                    PART IV

ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND  REPORTS ON FORM 8-K
          --------------------------------------------------------------------

          (a) 1. and 2.  Financial Statements and Financial Statement Schedule
                         -----------------------------------------------------

                                                                     Page
                                                                     ----
Balance sheets at December 31, 1995 and 1994                        20 & 21

Statements of income for each of the three
years in the period ended December 31, 1995                         22

Statements and shareholders' equity for each
of the three years in the period ended
December 31, 1995                                                   23

Statements of cash flows for each of the three
years in the period ended December 31, 1995                         24

Notes to financial statements                                       25

Schedule for each of the three years in the period                  47
ended December 31, 1995:

          VIII - Reserves

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(a)  3.  Exhibits

     Exhibit
      Number       Description of Document
     -------       -----------------------
       3.1         Amended Articles of Incorporation of the Registrant
                   (Incorporated herein by reference to Exhibit 3.1 to
                   Form 10-K annual report for year ended December 31, 1993).

       3.2         Amended and Restated Code of Regulations of the
                   Registrant. (Incorporated herein by reference to Exhibit 3.2 to Form 10-K annual report for year ended December 31, 1993).

       4.1 Articles Fourth and Fifth of the Amended Articles of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3.1 to Form 10-K annual report for year ended December 31, 1993).

       4.2         Articles II, III, VIII and XIII of the Amended and
                   Restated Code of Regulations of the Registrant
                   (Incorporated herein by reference to Exhibit 3.2 to Form 10-K annual report for year ended December 31, 1993).

       4.3 Specimen Common Share Certificate (Incorporated herein by reference to Exhibit 4(d) to Form S-1
                   Registration Statement No. 2-59959 of the
                   Registrant filed on September 27, 1977 (the
                   "Registration Statement")).

       4.4         Shareholder rights plan of the Registrant dated
                   May 27, 1993 (Incorporated herein by reference to Exhibit 5(a) to Form 8-K Current Report of the
                   Registrant dated May 27, 1993).

       4.5         Credit Agreement between the Registrant and Fifth
                   Third Bank authorizing borrowing by the Registrant of up to $12,000,000 (Incorporated herein by reference to Exhibit 4.5 to Form 10-K annual report for year ended December 31, 1994.)

       4.6 Amendment to credit agreement between the Registrant and Fifth Third Bank dated as of April 1, 1994 (see
                   Exhibit 4.5 above) extending and amending the terms of the credit agreement.

       4.7 Second amendment to credit agreement between the Registrant and Fifth Third Bank dated as of April 1,
                   1994 (see Exhibit 4.5 above) amending the terms of the credit agreement.

Exhibit
 Number          Description of Document
-------          -----------------------
                 No other instruments defining the rights of holders
                 of long-term debt of the Registrant have been
                 included as an exhibit because the total amount of
                 indebtedness authorized by any such instrument does
                 not exceed 10% of the total assets of the Registrant.
                 The Registrant hereby agrees to furnish supplementally
                 a copy of any omitted long-term debt instrument to
                 the Commission upon request.

 10.1            Agreement between the Registrant and Sumitomo Shoji
                 America, Inc. dated September 14, 1976 granting
                 Sumitomo a right of first refusal to supply steel plate to the Tank Division (Incorporated herein by reference to Exhibit 13(b) (2) to the Registration
                 Statement).

 10.2            Lease between the Registrant and the Toledo Trust
                 Company (now Society National Bank) dated December 9,
                 1980 and a representative schedule of leased equip-ment dated December 29, 1980 (Incorporated herein by reference to Exhibit 10 (i) to the Registrant's Form
                 10-K Annual Report for the year ended December 31, 1980).

 10.3            Equipment Lease Agreement between the Registrant and
                 Society National Bank of Northwest Ohio (now Society
                 National Bank) dated September 23, 1983 and a Repre-sentative schedule of leased equipment dated
                 December 29, 1983 (Incorporated herein by reference to Exhibit 10(m) to Registrant's Form 10-K Annual
                 Report for the year ended December 31, 1983).

 10.4 Contract between the Registrant and Mosser Construc-tion, Inc. for construction of tank facility (Incorporated herein by reference to exhibit 11(a) to Registrant's Form 10-K Annual Report for the year ended December 31, 1992).

 10.5 Agreement between the Registrant and General Fabri-cations Corporation for construction and installation of painting system at new tank facility (Incorporated herein by reference to Exhibit 11(b) to Registrant's
                 Form 10-K Annual Report for the year ended
                 December 31, 1992).

 10.6 Collective Bargaining Agreement between the Registrant and the United Steelworkers of America, AFL-CIO-CLC,
                 Local Union No. 1915, dated May 1, 1993 (Incorporated herein by reference to Exhibit 10.6 to Form 10-K Annual
                 Report for year ended December 31, 1993).

 10.7            Agreement between the Registrant and Laborers Inter-
                 National Union, Local No. 480, effective March 1, 1996.

 Exhibit
  Number        Description of Document
 -------        -----------------------
 22             Subsidiaries of the Registrant (No Exhibit is
                included because the Registrant has no subsidiaries).

 27             Financial Data Schedule


          (b)  Reports on Form 8-K
               -------------------
          None.

                            CHEMI-TROL CHEMICAL CO.

                            SCHEDULE VIII - RESERVES


                 Years ended December 31, 1995, 1994, and 1993

                                       Additions                    Balance
                         Balance at    charged to      Deductions   at end
                         Beginning     costs and       from         of
Description              of period     expenses        Reserves     period
-----------              ----------    ----------      ----------   -----
Year ended December 31,
1995:
 Allowance for doubtful
 accounts                $310,000       $95,848       $95,848(a)    $310,000

Year ended December 31,
1994:
 Allowance for doubtful
 accounts                 310,000        44,389        44,389(a)     310,000

Year ended December 31,
1993:
 Allowance for doubtful
 accounts                 350,000        36,131        76,131(a)     310,000

(a) Doubtful accounts written off.


                                   SIGNATURE
                                   ---------

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CHEMI-TROL CHEMICAL CO.
                                        Registrant

                                        /S/ Arthur F.  Doust
                                        -----------------------------------
                                   By:  Arthur F. Doust, Chairman of
                                        the Board, Chief Executive
                                        Officer (Principal Executive
                                        Officer)




                                        /S/ Robert W. Woolf
                                        -----------------------------------
                                   By:  Robert W. Woolf, President
                                        (Chief Operating Officer)




                                        /S/ Kevin D. Lauck
                                        -----------------------------------
                                   By:  Kevin D. Lauck, Secretary and
                                        Controller (Principal Accounting
                                        Officer and Principal Financial
                                        Officer)


Gibsonburg, Ohio
March 22, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ ARTHUR F. DOUST                    /S/ ROBERT W.  WOOLF
---------------------------------     ---------------------------------
Arthur F. Doust, March 22, 1996        Robert W. Woolf, March 22, 1996
(Director and Principal Executive      (Director and President)
Officer)



/S/ RICHARD J. DUDLEY                  /S/ JOHN P. SIMCOX
---------------------------------     ---------------------------------
Richard J. Dudley, March 22, 1996      John P. Simcox, March 22, 1996
(Director)                             (Director and Vice President)




/S/ ROBERT H. MOYER                    /S/ ROBERT F. VEH
---------------------------------     ---------------------------------
Robert H. Moyer,   March 22, 1996      Robert F. Veh,   March 22, 1996
(Director)                             (Director)




/S/ FRED J. ROYNON                    /S/ W. BURTON LLOYD
---------------------------------     ---------------------------------
Fred J. Roynon,    March 27, 1996     W. Burton Lloyd,  March 27, 1996
(Director)                            (Director)



/S/ KEVIN D. LAUCK                    /S/ GERALD J. PORCZAK
---------------------------------     ---------------------------------
Kevin D. Lauck,    March 27, 1995     Gerald J. Porczak, March 27, 1995
(Director and Secretary)              (Treasurer)


       SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

------------------------------------------------------------------------------

       No Annual Report covering the Registrant's last fiscal year or proxy soliciting material for any meeting of security holders since the 1995 Annual Meeting has been sent to the Registrant's security holders. Such report and proxy material for the Registrant's 1996 Annual Meeting will be furnished to security holders subsequent to the filing of this Annual Report.

                            FORM 10-K EXHIBIT INDEX
                            -----------------------

 Exhibit                                                              Page
 Number   Description of Document                                   Number
--------  -----------------------                                   ------
3.1       Amended Articles of Incorporation of the Registrant         ---
          (Incorporated herein by reference to Exhibit 3.1 to
          Form 10-K annual report for year ended December 31, 1993).

3.2       Amended and Restated Code of Regulations of the             ---
          Registrant.  (Incorporated herein by reference to
          Exhibit 3.2 to Form 10-K annual report for year ended
          December 31, 1993).

4.1       Articles Fourth and Fifth of the Amended Articles           ---
          of Incorporation of the Registrant (Incorporated
          herein by reference to Exhibit 3.1 to Form 10-K
          annual report for year ended December 31, 1993).

4.2       Articles II, III, VIII and XIII of the Amended and          ---
          Restated Code of Regulations of the Registrant
          (Incorporated herein by reference to Exhibit 3.2 to
          Form 10-K annual report for year ended December 31,
          1993).

4.3       Specimen Common Share Certificate (Incorporated             ---
          herein by reference to Exhibit 4(d) to Form S-1
          Registration Statement No. 2-59959 of the
          Registrant filed on September 27, 1977 (the
          "Registration Statement")).

4.4       Shareholder rights plan of the Registrant dated             ---
          May 27, 1993 (Incorporated herein by reference to
          Exhibit 5(a) to Form 8-K Current Report of the
          Registrant dated May 27, 1993).

4.5       Credit Agreement between the Registrant and Fifth           ---
          Third Bank authorizing borrowing by the Registrant
          of up to $12,000,000 (Incorporated herein by
          reference to Exhibit 4.5 to Form 10-K annual report
          for year ended December 31, 1994).

4.6       Amendment to credit agreement between the Registrant        53
          and Fifth Third Bank dated as of April 1, 1994 (See
          Exhibit 4.5 above) extending and amending the terms of
          the credit agreement.

4.7       Second amendment to credit agreement between the            55
          Registrant and Fifth Third Bank dated as of April 1,
          1994 (See Exhibit 4.5 above) amending the terms of the
          agreement.

Exhibit                                                                Page
 Number   Description of Document                                     Number
-------   -----------------------                                     ------
          No other instruments defining the rights of holders
          of long-term debt of the Registrant have been
          included as an exhibit because the total amount of
          indebtedness authorized by any such instrument does
          not exceed 10% of the total assets of the Registrant.
          The Registrant hereby agrees to furnish supplementally
          a copy of any omitted long-term debt instrument to
          the Commission upon request.

10.1      Agreement between the Registrant and Sumitomo Shoji           ---
          America, Inc. dated September 14, 1976 granting
          Sumitomo a right of first refusal to supply steel
          plate to the Tank Division (Incorporated herein by
          reference to Exhibit 13(b) (2) to the Registration
          Statement).

10.2      Lease between the Registrant and the Toledo Trust             ---
          Company (now Society National Bank) dated December 9,
          1980 and a representative schedule of leased equip-
          ment dated December 29, 1980 (Incorporated herein by
          reference to Exhibit 10 (i) to the Registrant's Form
          10-K Annual Report for the year ended December 31, 1980).

10.3      Equipment Lease Agreement between the Registrant and          ---
          Society National Bank of Northwest Ohio (now Society
          National Bank) dated September 23, 1983 and a Repre-
          sentative schedule of leased equipment dated
          December 29, 1983 (Incorporated herein by reference
          to Exhibit 10(m) to Registrant's Form 10-K Annual
          Report for the year ended December 31, 1983).

10.4      Contract between the Registrant and Mosser Construc-          ---
          tion, Inc.  for construction of tank facility (Incorporated herein by reference to exhibit 11(a) to Registrant's Form
          10-K Annual Report for the year ended December 31, 1992).

10.5      Agreement between the Registrant and General Fabri-           ---
          cations Corporation for construction and installation
          of painting system at new tank facility (Incorporated
          herein by reference to Exhibit 11(b) to Registrant's
          Form 10-K Annual Report for the year ended
          December 31, 1992).

10.6      Collective Bargaining Agreement between the Registrant        ---
          and the United Steelworkers of America, AFL-CIO-CLC,
          Local Union No. 1915, dated May 1, 1993 (Incorporated
          herein by reference to Exhibit 10.6 to Form 10-K Annual
          Report for year ended December 31, 1993).

10.7      Agreement between the Registrant and Laborers Inter-           57
          National Union, Local No. 480, effective March 1, 1996.


Exhibit                                                                 Page
 Number   Description of Document                                      Number
-------   -----------------------                                      ------
22        Subsidiaries of the Registrant (No Exhibit is                 ---
          included because the Registrant has no subsidiaries).

27        Financial Data Schedule
