Form 10-Q
period 1996-03-31
CHEMI TROL CHEMICAL CO
filed 1996-05-13
CIK 215420

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

      Yes __X___                                        No ______

     The registrant has 2,004,930 common shares, no par value, outstanding as of March 31, 1996.

                         This document contains 10 pages

                         PART 1. FINANCIAL INFORMATION

FINANCIAL STATEMENTS

     The accompanying condensed balance sheets as of March 31, 1996 and 1995, and related statements of income and retained earnings and statements of cash flows for the periods ended March 31, 1996 and 1995 are unaudited but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The accompanying condensed balance sheet as of December 31, 1995 has been derived from the audited year end financial statements. These financial statements presented are for interim periods and do not include all disclosures normally provided in annual financial statements; they should be read in conjunction with financial statements and notes thereto appearing in the Company's 1995 annual report to shareholders. The interim results of operations are not necessarily indicative of the results for the complete year.

                             CHEMI-TROL CHEMICAL CO.

              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                     THREE MONTHS ENDED
                                               --------------------------------
                                               MARCH 31, 1996    MARCH 31, 1995
                                               --------------    --------------
Revenues:
           Net sales                             $ 11,861,481    $14,190,785
           Interest and financing income              301,019        284,186
                                                 ------------    -----------
                                                   12,162,500     14,474,971
Costs and expenses:

           Cost of sales                           10,463,116     12,255,990
           Selling expenses                           956,704        839,225
           General and administrative expenses        599,178        669,414
           Interest                                   354,896        254,336
                                                 ------------    -----------
                                                   12,373,894     14,018,965
                                                 ------------    -----------

Income (loss) before income taxes                    (211,394)       456,006

Provision (credit) for income taxes                   (84,000)       175,000
                                                 ------------    -----------

Net income (loss)                                    (127,394)       281,006

Retained earnings at beginning of period           17,131,962     18,179,042
                                                 ------------    -----------
                                                   17,004,568     18,460,048

Stock dividends paid (Note 3)                            --        1,800,011
                                                 ------------    -----------
Retained earnings at end of period               $ 17,004,568    $16,660,037
                                                 ============    ===========

Net income (loss) per common share (Note 3)      $       (.06)   $       .14
                                                 ============    ===========






                             See accompanying notes.

                                                     CHEMI-TROL CHEMICAL CO.
                                                     CONDENSED BALANCE SHEETS



                                                    March 31,     December 31,   March 31,
                                                      1996           1995           1995
                                                   -----------   ------------  -----------
ASSETS
Current assets:
           Cash                                    $    61,764   $    80,991   $    81,460
           Notes and accounts receivable            18,005,053    16,528,958    16,518,298
           Net investment in sales-type leases         986,532     1,005,265     1,031,914
           Inventories (Note 1)                     14,184,154    11,799,651    12,933,004
           Prepaid expenses and other assets         1,721,930     1,201,688     1,481,560
                                                    ----------    ----------    ----------
                  Total current assets              34,959,433    30,616,553    32,046,236

Property, plant and equipment, net                  11,105,205    11,042,091    10,396,194

Investments and other assets                         6,164,222     6,933,895     7,373,507
                                                    ----------    ----------    ----------
                                                   $52,228,860   $48,592,539   $49,815,937
                                                   ===========   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
           Notes payable                           $ 5,652,397   $ 1,507,831   $ 3,989,483
           Accounts payable                          7,915,106     7,102,503    10,594,626
           Income taxes                                 11,065       148,629       131,769
           Dividends payable                              --         180,444          --
           Accrued liabilities                       2,575,848     2,543,124     2,971,936
           Long-term debt due within one year        4,873,873     4,703,306     3,391,906
                                                    ----------    ----------    ----------
                  Total current liabilities         21,028,289    16,185,837    21,079,720

Long-term debt                                       8,711,236     9,789,973     6,857,413

Deferred federal income tax                            894,000       894,000       628,000

Shareholders' equity:
           Common stock, without par value;
             6,000,000 shares authorized
             2,004,930 shares issued and
           outstanding (Note 3)                      4,590,767     4,590,767     4,590,767
           Retained earnings                        17,004,567    17,131,962    16,660,037
                                                    ----------    ----------    ----------
                  Total shareholders'
                        equity                      21,595,334    21,722,729    21,250,804
                                                    ----------    ----------    ----------
                                                   $52,228,859   $48,592,539   $49,815,937
                                                   ===========   ===========   ===========


                             See accompanying notes.

                             CHEMI-TROL CHEMICAL CO.
                            STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1996 and 1995

                                                        1996            1995
                                                        ----            ----

Operating activities:
Net income (loss)                                  $  (127,394)   $   281,006
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Notes receivable from product
   sales                                              (846,165)    (2,296,194)
  Notes receivable sold                                691,217        712,134
  Collections from customers on notes
   receivable                                          940,753      1,415,222
  Proceeds from sales-type leases                      297,405        277,831
  Additions to net investment in sales-
   type leases                                        (104,808)       (55,059)
  Depreciation                                         313,806        300,874
  Gain on sale of property
   and equipment                                       (26,525)       (21,117)
  Changes in operating assets and liabilities:
    Accounts receivable                             (1,762,569)      (707,035)
    Inventories                                     (2,384,503)    (3,552,334)
    Prepaid expenses                                  (520,242)      (324,139)
    Other assets                                        96,477        (62,274)
    Accounts payable                                   812,603      3,880,169
    Income taxes payable                              (137,564)        26,272
    Accrued liabilities                                 32,724        122,314
                                                   -----------    -----------
        Net cash used in operating activities       (2,724,785)        (2,330)

Investing activities:

  Additions to property and equipment                 (376,919)      (560,303)
  Proceeds from disposals of property and
   equipment                                            26,525         56,699
                                                   -----------    -----------
        Net cash used in investing activities         (350,394)      (503,604)

Financing activities:
  Notes payable - net                                4,144,566        489,483
  Payments of long-term debt                          (908,170)    (1,112,193)
  Additions to long-term debt                             --          377,000
  Dividend payments                                   (180,444)      (164,056)
  Cash dividends issued for fractional shares             --           (1,418)
                                                   -----------    -----------
        Net cash provided by (used in) financing
         activities                                  3,055,952       (411,184)
                                                   -----------    -----------
Decrease in cash and cash equivalents                  (19,227)      (917,118)
Cash and cash equivalents at beginning of period        80,991        998,578
                                                   -----------    -----------
Cash and cash equivalents at end of period         $    61,764    $    81,460
                                                   ===========    ===========
Supplemental cash flow information:
   Cash paid for interest                          $   284,024    $   229,191
                                                   ===========    ===========
   Cash paid for income taxes                      $   158,633    $    88,728
                                                   ===========    ===========


                             See accompanying notes

                             CHEMI-TROL CHEMICAL CO.

                          NOTES TO FINANCIAL STATEMENTS

1. INVENTORIES

Inventories at March 31, 1996, December 31, 1995 and March 31, 1995 are as follows:

                                           March 31,    December 31,   March 31,
                                             1996          1995           1995
                                         -----------   -----------   -----------
Manufacturing inventories:
   Raw materials and supplies            $ 3,634,627   $ 3,304,000   $ 3,529,882
   Work in process                           469,193       465,290       527,637
   Finished goods                          2,602,155     2,061,184       816,223
   Purchased inventory held for resale     7,145,542     5,694,549     7,481,974
Chemicals and other materials
   used in contracting                       332,637       274,628       577,288
                                         -----------   -----------   -----------
                                         $14,184,154   $11,799,651   $12,933,004
                                         ===========   ===========   ===========



2. SALE OF NOTES WITH RECOURSE

     The Company at March 31, 1996 has a contingent liability of $3,130,000 for customers' installment notes sold with recourse to the Chemi-Trol Chemical Company Profit Sharing Plan. The credit risk associated with these notes is minimal as the Company retains a security interest in the products sold on the installment basis.

3. NET INCOME PER COMMON SHARE

     Net income per common share is based on the weighted average number of shares outstanding of 2,004,930, after giving retroactive effect to the 10% stock dividends issued in March of 1995. Shareholders' rights, which may have a potentially dilutive effect, have been excluded from the weighted average shares computation as conditions to the exercisability of such rights have not been satisfied.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

     Capsule segment results for the periods ended March 31, 1996 and 1995 are as follows:

                                           Three months ended March 31
                                           ---------------------------
                                               1996             1995
                                               ----             ----
Revenues (unaffiliated customers):
    Tank                                  $  6,577,503    $  8,307,406
    Cal-Van Tools                            4,016,773       3,348,234
    Cory Orchard & Turf                      1,126,495       1,465,170
    Chemical                                   433,832       1,348,447
    Corporate interest                           7,897           5,714
                                          ------------    ------------
      Total revenues                      $ 12,162,500    $ 14,474,971
                                          ============    ============
Operating profit (loss):

    Tank                                  $    459,901    $    871,587
    Cal-Van Tools                              (63,445)         89,725
    Cory Orchard & Turf                           (951)         45,310
    Chemical                                   (84,335)        (70,397)
                                          ------------    ------------
      Total operating profit                   311,170         936,225

General corporate expenses                    (382,888)       (374,482)
Corporate interest income                        7,897           5,714
Corporate interest expense                    (147,573)       (111,451)
                                          ------------    ------------
      Income (loss) before income taxes   $   (211,394)   $    456,006
                                          ============    ============



     FIRST QUARTER ENDED MARCH 31, 1996 VS. FIRST QUARTER ENDED MARCH 31, 1995

     For the first quarter of 1996, the Company's revenues decreased by 16.0% from the prior year record levels to $12,162,500. Cal-Van Tools was the only division of the four operating segments that increased revenues over 1995 levels.

     Revenues in the Tank Division, which accounted for 54.1% of the total Company's first quarter revenues, decreased by 20.8% from prior year record levels. The decrease was comprised of a 21.7% decrease in net sales, which was partially offset by a 5.3% increase in interest and financing income. A temporary slow-down in demand, caused in part by adverse weather across much of the midwest, led to the decrease in sales. The lower sales level, as well as period costs associated with a production slow-down to adjust inventories, were largely responsible for the 47.2% decrease in operating profit of the division.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

     Net sales of the Cal-Van Tools Division increased by 20.0% while operating results dropped to a $63,445 loss for the quarter from an operating profit of $89,725 a year earlier. Disproportionate increases of 26.6% in cost of sales and a 28.8% increase in selling expenses were largely responsible for the decrease in operating results. Period selling costs related to aggressive sales policies were responsible for the disproportionate increase in selling expenses. A price increase of approximately 2.6%, effective April 15th, should bring margins more in line during the second quarter.

     The Chemical Group's revenues decreased by 67.8% while operating loss increased slightly to $84,335 from a first quarter loss of $70,397 in 1995. Available contracts and weather conditions combined to delay contracting work and reduce revenues during the quarter. The Contract Division operations, which account for approximately 80% of the Group's revenues, are just beginning in the first quarter and so first quarter results are not indicative of a full year's performance.

     Cory Orchard & Turf's first quarter net sales decreased by 23.1% from the prior year's record level largely as a result of the adverse weather that slowed demand for the division's products. The lower sales level plus selling and general administrative expenses, which decreased by the lesser rate of 9.8% over the prior year's levels, combined to decrease first quarter operating results from an operating profit of $45,310 in 1995 to an operating loss of $951 in 1996.

     For the Company as a whole, cost of sales decreased by 14.6%, somewhat less than the 16.4% decrease in net sales, and resulted in tighter margins. Selling expenses increased by 14.0%, while general and administrative expenses decreased by 10.5% during the quarter. Interest income increased by approximately 5.9%. Interest expense increased by 39.5%, largely as a result of the increase in average borrowings outstanding during the first quarter of 1996. For the quarter the Company recorded a net loss of $127,394 or $.06 per share as compared to a net income of $281,006 or $.14 per share in 1995.

     Management remains optimistic about the year as both the Company's Chemical Group and its Cory Orchard & Turf Division do not begin full operations until the second quarter, and current backlog in the Tank and Cal-Van Tools Divisions remains strong.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the measure of a company's ability to generate adequate funds to meet its needs. Funds can be generated internally from operations or externally by borrowing. Primary measures of liquidity include the amount of working capital, the working capital ratio and the ability to borrow long-term funds. As shown in the following chart, the Company remains in a good position as the ability to borrow funds remains strong as evidenced by the unused commitment for term financing and the unpledged notes and leases at March 31, 1996.


                                  March 31, 1996           March 31, 1995
                                  --------------           --------------
Working capital                     $13,931,144              $10,966,516
Working capital ratio                  1.7 to 1                 1.5 to 1
Unused commitment for
  term financing of
  customer notes and
  leases                            $ 2,076,500              $ 7,500,000
Unpledged notes and
  leases                            $ 1,121,170              $ 5,900,000

     A substantial amount of the Company's working capital over the past two years has been provided from operations. Long-term borrowings are used to finance customers' installment notes receivable and customers' sales-type leases of tanks sold by the Tank Division. The total outstanding amount borrowed to finance notes receivable was $7,433,263 and to finance sales-type leases was $2,571,900 at March 31, 1996. The Company has a yearly commitment for year ended May 2, 1997 to provide long-term financing for tank notes and leases extended to customers for an additional $7 million beyond amounts currently outstanding on May 2, 1996.

     Due to the seasonal nature of the operations of the Company's Chemical Group and extended payment terms in certain other divisions, the Company has an uneven cash flow pattern. Operations of the Chemical Group begin approximately late-March and run through November. There are substantial start-up expenses for this division associated with inventory build-up and the purchase of equipment and supplies. Since the majority of the contracts performed by this division are for political sub-divisions and the contracts stretch over the entire summer season, a high percentage of the payments are not received until mid-September and October. As a result it is necessary for the Company to borrow short-term funds. For this reason, the Company has arranged a short-term borrowing limit of $15.75 million through local banks. The Company had $3,989,483 outstanding on its short-term borrowing line at March 31, 1995. The Company had $5,652,397 outstanding on its line at March 31, 1996.

     The capital expenditure budget for 1996 is $794,000. The Company intends to make these expenditures with funds provided from operations.

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

                                      CHEMI-TROL CHEMICAL CO.

                                           /s/ Kevin D. Lauck
                                           ---------------------------------
                                       By: Kevin D. Lauck, Secretary and
                                           Controller (Chief Accounting Officer
                                           and Chief Financial Officer also
                                           signing on behalf of the registrant
                                           as duly authorized officer)

Dated: May 10, 1996