Form 10-Q
period 1996-06-30
CHEMI TROL CHEMICAL CO
filed 1996-08-02
CIK 215420

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -----  EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

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

              The registrant has 2,004,930 common shares, no par value, outstanding as of June 30, 1996.

                         This document contains 11 pages

                          PART 1. FINANCIAL INFORMATION

     FINANCIAL STATEMENTS

     The accompanying condensed balance sheets as of June 30, 1996 and 1995, and related statements of income and retained earnings and statements of cash flows for the periods ended June 30, 1996 and 1995 are unaudited but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The accompanying condensed balance sheet as of December 31, 1995 has been derived from the audited year end financial statements. These financial statements presented are for interim periods and do not include all disclosures normally provided in annual financial statements; they should be read in conjunction with financial statements and notes thereto appearing in the Company's 1995 annual report to shareholders. The interim results of operations are not necessarily indicative of the results for the complete year.

                             CHEMI-TROL CHEMICAL CO.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                 Three months ended           Six months ended
                                 ------------------           ----------------
                            June 30, 1996  June 30, 1995 June 30, 1996 June 30, 1995
                            ---------------------------- ---------------------------
Revenues:
    Net sales                $19,427,250   $20,925,427   $31,288,731   $35,116,212
    Interest and financing
    income                       197,133       256,949       498,152       541,135
                             -----------   -----------   -----------   -----------
                              19,624,383    21,182,376    31,786,883    35,657,347
Costs and expenses:
    Cost of sales             16,938,346    17,717,123    27,401,462    29,973,113
    Selling expenses             924,461       903,045     1,881,165     1,742,270
    General and
      administrative             732,358     1,031,055     1,331,536     1,700,469
    Interest                     415,996       323,559       770,892       577,895
                             -----------   -----------   -----------   -----------

                              19,011,161    19,974,782    31,385,055    33,993,747
                             -----------   -----------   -----------   -----------

Income before income
    taxes                        613,222     1,207,594       401,828     1,663,600

Income taxes                     255,000       478,000       171,000       653,000
                             -----------   -----------   -----------   -----------

Net income                       358,222       729,594       230,828     1,010,600

Retained earnings at
    beginning of period       17,004,568    16,660,037    17,131,962    18,179,042
                             -----------   -----------   -----------   -----------
                              17,362,790    17,389,631    17,362,790    19,189,642

Stock dividends paid                --            --            --       1,800,011
Cash dividends declared          180,444       180,443       180,444       180,443
                             -----------   -----------   -----------   -----------

Retained earnings at
      end of period          $17,182,346   $17,209,188   $17,182,346   $17,209,188
                             ===========   ===========   ===========   ===========
Per common share (Note 3):   $       .18   $       .36   $       .12   $       .50
                                     ===           ===           ===           ===
Cash dividends declared      $       .09   $       .09   $       .09   $       .09
                                     ===           ===           ===           ===

                             See accompanying notes.
                                      - 2 -

                             CHEMI-TROL CHEMICAL CO.
                            CONDENSED BALANCE SHEETS

                                           June 30     December 31,     June 30
                                             1996          1995          1995
                                         -----------   -----------   -----------
ASSETS
Current assets:
   Cash                                  $    60,620   $    80,991   $     8,746
   Notes and accounts receivable          23,705,596    16,528,958    22,205,750
   Net investment in sales-type leases       785,347     1,005,265       958,466
   Inventories (Note 1)                   12,383,525    11,799,651    13,073,285
   Prepaid expenses and other assets       1,299,581     1,201,688     1,079,282
                                         -----------   -----------   -----------

             Total current assets         38,234,669    30,616,553    37,325,529

Property, plant and equipment, net        11,146,901    11,042,091    10,952,586

Investments and other assets               5,019,614     6,933,895     6,515,251
                                         -----------   -----------   -----------

                                         $54,401,184   $48,592,539   $54,793,366
                                         ===========   ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                         $ 8,419,917   $ 1,507,831   $ 5,916,184
   Accounts payable                        7,229,160     7,102,503     9,509,409
   Income taxes                              128,933       148,629       576,923
   Dividends payable                            --         180,444          --
   Accrued liabilities                     2,790,042     2,543,124     3,443,343
   Long-term debt due within one year      4,751,734     4,703,306     4,093,664
                                         -----------   -----------   -----------

            Total current liabilities     23,319,786    16,185,837    23,539,523

Long-term debt                             8,414,285     9,789,973     8,825,888

Deferred federal income tax                  894,000       894,000       628,000

Shareholders' equity:
   Common stock, without par value;
     6,000,000 shares authorized
     2,004,930 shares issued and
     outstanding (Note 3)                  4,590,767     4,590,767     4,590,767
   Retained earnings                      17,182,346    17,131,962    17,209,188
                                         -----------   -----------   -----------

            Total shareholders'
                equity                    21,773,113    21,722,729    21,799,955
                                         -----------   -----------   -----------
                                         $54,401,184   $48,592,539   $54,793,366
                                         ===========   ===========   ===========



                             See accompanying notes.

                             CHEMI-TROL CHEMICAL CO.
                            STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1996 and 1995

                                                            1996            1995
                                                            ----            ----
Operating activities:
      Net income                                        $   230,828    $ 1,010,600
      Adjustments to reconcile net income
      to net cash provided by operating activities:
        Notes receivable from product sales              (1,540,449)    (3,556,962)
        Notes receivable sold                               965,082      1,261,307
        Collections from customers on notes
         receivable                                       2,287,159      2,588,368
        Proceeds from sales-type leases                   1,067,744      1,311,973
        Additions to net investment in sales-
         type leases                                       (125,058)      (319,482)
        Depreciation                                        640,755        611,445
        Gain on sale of property
         and equipment                                      (15,177)       (43,428)
        Changes in operating assets and liabilities:
           Accounts receivable                           (7,663,394)    (6,755,158)
           Inventories                                     (583,874)    (3,692,616)
           Prepaid expenses                                 (97,893)        78,140
           Other assets                                     (33,523)        (1,169)
           Accounts payable                                 126,657      2,794,952
           Income taxes payable                             (19,696)       471,426
           Accrued liabilities                              246,918        593,721
                                                        -----------    -----------

                Net cash used in operating activities    (4,513,921)    (3,646,883)

 Investing activities:

      Additions to property and equipment                  (757,313)    (1,449,580)
      Proceeds from disposals of property and
      equipment                                              26,925        101,324
                                                        -----------    -----------

                Net cash used in investing activities      (730,388)    (1,348,256)

 Financing activities:
      Notes payable - net                                 6,912,086      2,416,184
      Payments of long-term debt                         (2,487,568)    (2,441,960)
      Additions to long-term debt                         1,160,308      4,377,000
      Dividend payments                                    (360,888)      (344,499)
      Cash dividends issued for fractional shares              --           (1,418)
                                                        -----------    -----------
                Net cash provided by financing
                activities                                5,223,938      4,005,307
                                                        -----------    -----------

 Decrease in cash                                           (20,371)      (989,832)
 Cash at beginning of period                                 80,991        998,578
                                                        -----------    -----------
 Cash at end of period                                  $    60,620    $     8,746
 Supplemental cash flow information:                    ===========    ===========
      Cash paid for interest                            $   701,203    $   547,903
                                                        ===========    ===========
      Cash paid for income taxes                        $   190,765    $   121,574
                                                        ===========    ===========

                             See accompanying notes
                                      - 4 -

                             CHEMI-TROL CHEMICAL CO.

                          NOTES TO FINANCIAL STATEMENTS

1.   INVENTORIES

          Inventories at June 30, 1996, December 31, 1995 and June 30, 1995 are as follows:

                                             June 30,    December 31,    June 30,
                                                1996        1995           1995
                                           -----------   -----------   -----------
     Manufacturing inventories:
       Raw materials and supplies          $ 2,598,128   $ 3,304,000   $ 3,011,691
       Work in process                         556,411       465,290       466,588
       Finished goods                        1,833,657     2,061,184     2,440,424
     Purchased inventory held for resale     6,581,894     5,694,549     6,060,585
     Chemicals and other materials
       used in contracting                     813,435       274,628     1,093,997
                                           -----------   -----------   -----------
                                           $12,383,525   $11,799,651   $13,073,285
                                           ===========   ===========   ===========



2.   SALE OF NOTES WITH RECOURSE

          The Company at June 30, 1996 has a contingent liability of $2,830,000 for customers' installment notes sold with recourse to the Chemi-Trol Chemical Company Profit Sharing Plan. The credit risk associated with these notes is minimal as the Company retains a security interest in the products sold on the installment basis.

3.   NET INCOME PER COMMON SHARE

          Net income per common share is based on the weighted average number of shares outstanding of 2,004,930, after giving retroactive effect to the 10% stock dividend issued in March of 1995. Shareholders' rights, which may have a potentially dilutive effect, have been excluded from the weighted average shares computation as conditions to the exercisability of such rights have not been satisfied.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Capsule segment results (in thousands) for the periods ended June 30, 1996 and 1995 are as follows:

                               Three months ended       Six months ended
                                     June 30,                June 30,
                               ------------------      -----------------
                                1996        1995       1996        1995
                                ----        ----       ----        ----
Revenues (unaffiliated customers):
    Tank                     $  6,727    $  7,973    $ 13,305    $ 16,280
    Chemical                    5,612       6,386       6,045       7,735
    Cal-Van Tools               4,931       4,316       8,948       7,664
    Cory Orchard & Turf         2,352       2,503       3,479       3,968
    Corporate interest              2           4          10          10
                             --------    --------    --------    --------

    Total revenues           $ 19,624    $ 21,182    $ 31,787    $ 35,657
                             ========    ========    ========    ========

Operating profit:

    Tank                     $    390    $    845    $    850    $  1,717
    Chemical                      429         473         345         402
    Cal-Van Tools                 271         347         207         437
    Cory Orchard & Turf           165         134         164         179
                             --------    --------    --------    --------

    Total operating profit      1,255       1,799       1,566       2,735

General corporate expense        (425)       (453)       (808)       (828)
Corporate interest income           2           4          10          10
Corporate interest expense       (219)       (142)       (366)       (253)
                             --------    --------    --------    --------

    Income before income
        taxes                $    613    $  1,208    $    402    $  1,664
                             ========    ========    ========    ========

SECOND QUARTER ENDED JUNE 30, 1996, VS. SECOND QUARTER ENDED JUNE 30, 1995

     The Company's earnings and revenues decreased from prior year record levels for the second quarter ended June 30, 1996. Revenues decreased by 7.4% to $19.6 million while net income decreased by 50.9% to $358,000 or 18 cents per share.

     Revenues of the Tank Division decreased by 15.6% from prior year record levels, while operating profits decreased by 53.8%. The decrease in revenues was comprised of a 15.4% decrease in net sales and a 22.9% decrease in interest and financing income.

     The Chemical Group's sales decreased by 12.1% while operating profit decreased by 9.3%. The decrease in sales was comprised of a 17.9% decrease in sales of the Contract Division and a 10.2% decrease in the sales of CADCO, the materials sales division. Rainfall in the Company's prime market area was nearly double the normal levels during the quarter and was largely responsible for the decrease in sales.

     During the second quarter ended June 30, 1996, Cal-Van Tools revenues increased by 14.3% to record levels, while cost of sales increased at a higher rate of 22.5% causing margins to tighten. The disproportionate increase in cost of sales was largely responsible for the 21.9% decrease in operating profit from prior year second quarter levels. Selling and general administrative expenses decreased by 5.9% during the quarter.

     Cory Orchard & Turf increased operating profits by 23.5% even though revenues for the quarter were down 6.0% from prior year levels. Decreases in cost of sales and divisional operating expenses which fell at higher rates of 7.8% and 6.4%, respectively, coupled to increase operating profits.

     For the Company as a whole, net sales decreased by 7.2%, while cost of sales decreased by 4.4%, thus decreasing gross profits by 22.4%. During the quarter selling expenses increased by 2.4%, while general and administrative expenses decreased by 29.0%. The decrease in general and administrative expenses was the result of lower bonus and profit sharing allocations at the lower profit level. Interest and financing income decreased by 23.2%. Interest expense increased by 28.6%, largely as a result of the increase in average borrowings outstanding during the second quarter of 1996. For the quarter the Company recorded net income of $358,222 or $.18 per share as compared to a record net income of $729,594 or $.36 per share in 1995.


     FIRST SIX MONTHS OF 1996 VS. FIRST SIX MONTHS OF 1995

     For the six months ended June 30, 1996, revenues totaled $31.8 million versus $35.7 million for the first half of 1995.

     The Tank Division, which during the first half of 1996 accounted for 42% of the Company's revenues and 54% of the operating profit, saw revenues decrease by 18.6% over prior record levels and operating profit decrease by 50.5%. A temporary slow-down in demand, caused in part by adverse weather across much of the midwest, led to the decrease in revenues. The lower sales level, as well as period costs associated with a production slow-down to adjust inventories, were largely responsible for the first half decrease in operating profit of the division.

     During the first half of 1996, the Chemical Group's revenues decreased by 21.8% while operating profit fell by a lessor 14.4%. The increase in gross profit margins of .3% and reduction in selling and general administration expenses of 26.3% were responsible for the disproportionate decrease in operating profit.

     Cal-Van Tools sales rose by 16.8% to record levels of $8.9 million during the first six months of 1996. Ongoing mergers and consolidations of customers in this mature market have caused increases in sales and market share but at the cost of reduced margins. Gross profit decreased by 9.2% and was largely responsible for the 52.5% decrease in operating profit over the prior year six month levels. Selling and general administrative expenses increased by 5.4% during the six months.

     A very cold March and very wet April and May had a negative effect on first half results of the Cory Orchard & Turf Division. First half 1996 sales decreased by 12.3% while operating profits decreased by the lessor rate of 8.3%. Improved margins were somewhat offset by selling and general administrative expenses which were down by a disproportionate 8% to hold the decrease in operating profit to 8.3%.

     For the Company as a whole, cost of sales decreased by 8.6%, somewhat less than the 10.9% decrease in net sales, and resulted in tighter margins. During the six months, selling expenses increased by 8.0% while general and administrative expenses decreased by 21.7%. Interest income was down by 7.9%. Interest expense increased by approximately 33.4%, largely as a result of the increase in average borrowings outstanding during the first half of 1996. For the period the Company recorded net income of $230,828 or $.12 per share as compared to net income of $1,010,600 or $.50 per share in 1995. The effective tax rate increased from 39.3% in 1995 to 42.6% in 1996, largely as a result of the effects of comparable non-deductible expenses at the lower profit level.

     The Company remains optimistic and the general outlook appears strong for the rest of the year. The Company believes that some of the work lost due to the rainy-cold weather that hurt the first half can be made up in the second half of the year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

LIQUIDITY AND CAPITAL RESOURCES

     Total working capital of the Company at June 30, 1996, was $14,914,883. This is an increase of $484,167 over working capital of $14,430,716 at December 31, 1995. The working capital ratio has decreased from 1.89 to 1.64 over this same period; however, the ratio of 1.64 to 1 indicates that the Company remains in a satisfactory position to meet its short term obligations. The decrease in the working capital ratio is primarily caused by the seasonal nature of the Chemical Group operations.

     Due to the seasonal nature of the operations of the Chemical Group and extended fall payment terms in the Tank and Cory Orchard & Turf Divisions, the Company has an uneven cash flow pattern. Operations of the Chemical Group begin approximately mid-April and run through November, resulting in an inventory and accounts receivable build-up and additional expenditures for the purchase of equipment and supplies, principally during May through July. Since the majority of the contracts performed by this division are for political subdivisions and the contracts stretch over the entire summer season, a high percentage of the payments are not received until mid-October, making it necessary for the Company to borrow short-term funds. For this reason, the Company has arranged a short-term borrowing limit of $15.75 million through local banks. At June 30, 1996 and 1995, the Company had borrowings under these lines of credit of $8,419,917 and $5,916,184, respectively.

     Long-term borrowings are primarily used to finance customers' installment notes receivable and customers' sales-type leases of tanks sold by the Tank Division. The total outstanding amount borrowed to finance notes receivable was $7,083,490 and to finance sales-type leases was $2,222,437 at June 30, 1996. The Company has a commitment from an area bank to provide long-term financing for tank notes or leases extended to customers for an additional $7.5 million during the current year, provided the combination of short-term borrowings outstanding and current year long-term financing does not exceed $15.75 million.

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

                                             CHEMI-TROL CHEMICAL CO.


                                                 /s/ Kevin D. Lauck
                                                 --------------------------
                                             By: Kevin D. Lauck, Secretary
                                                 and Controller (Chief
                                                 Accounting Officer and
                                                 Chief Financial Officer
                                                 also signing on behalf of
                                                 the registrant as duly
                                                 authorized officer)

Dated:  August 2, 1996