Form 10-Q
period 1996-09-30
CHEMI TROL CHEMICAL CO
filed 1996-11-13
CIK 215420

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----             EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----             EXCHANGE ACT OF 1934


                  For the Transition Period From _____ to _____

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


             The registrant has 2,004,930 common shares, no par value, outstanding as of September 30, 1996.

                         This document contains 11 pages

                          PART 1. FINANCIAL INFORMATION

         Financial Statements
         --------------------

         The accompanying condensed balance sheets as of September 30, 1996 and 1995, and related condensed statements of income and retained earnings and statements of cash flows for the period then ended are unaudited but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The accompanying condensed balance sheet as of December 31, 1995 has been derived from the audited year-end financial statements. These financial statements presented are for interim periods and do not include all disclosures normally provided in annual financial statements; they should be read in conjunction with financial statements and notes thereto appearing in the Company's 1995 annual report to shareholders. The interim results of operations are not necessarily indicative of the results for the complete year.

                             CHEMI-TROL CHEMICAL CO
                   STATEMENTS OF INCOME AND RETAINED EARNINGS


                                  Three months ended        Nine months ended
                                  ------------------       ------------------
                                  9/30/96     9/30/95      9/30/96     9/30/95
                                  -------     -------      -------     -------
Revenues:
 Net sales                     $20,446,891  $18,591,217  $51,735,622  $ 53,707,429
 Interest and financing income     214,538      245,476      712,690       786,611
                               -----------  -----------  -----------   -----------
                                20,661,429   18,836,693   52,448,312    54,494,040

Costs and expenses:
 Cost of sales                  17,614,520   16,234,369   45,015,982    46,207,482
 Selling expenses                  922,241      960,073    2,803,406     2,702,343
 General and administrative        882,601      644,555    2,214,137     2,345,024
 Interest                          443,578      378,168    1,214,470       956,063
                               -----------  -----------  -----------   -----------

                                19,862,940   18,217,165   51,247,995    52,210,912
                               -----------  -----------  -----------   -----------

Income before income taxes         798,489      619,528    1,200,317     2,283,128

Income taxes                       313,000      229,000      484,000       882,000
                               -----------  -----------  -----------   -----------

Net income                         485,489      390,528      716,317     1,401,128

Retained earning beginning
 of period                      17,182,346   17,209,188   17,131,962    18,179,042
                               -----------  -----------  -----------   -----------
                                17,667,835   17,599,716   17,848,279    19,580,170

Stock dividends paid                  --           --           --       1,800,011
Cash dividends declared            180,443      180,444      360,887       360,887
                               -----------  -----------  -----------   -----------
Retained earnings end
 of period                     $17,487,392  $17,419,272  $17,487,392   $17,419,272
                               ===========  ===========  ===========   ===========

Per common share (Note 3):
 Net income                           $.24         $.20         $.36          $.70
                                      ====         ====         ====          ====
 Cash dividends declared              $.09         $.09         $.18          $.18
                                      ====         ====         ====          ====


                             See accompanying notes

                             CHEMI-TROL CHEMICAL CO.
                            CONDENSED BALANCE SHEETS

                                                      September 30,           December 31,         September 30,
                                                           1996                   1995                  1995
                                                      ------------           ------------          -------------
ASSETS
Current assets:
 Cash                                                  $    81,987            $    80,991            $    63,059
 Notes and accounts receivable                          27,200,754             16,528,958             24,276,601
 Net investment in sales-type leases                       685,526              1,005,265                960,715
 Inventories (Note 1)                                   11,547,904             11,799,651             12,781,893
 Prepaid expenses                                          877,879              1,201,688                779,991
                                                       -----------            -----------            -----------

        Total current assets                            40,394,050             30,616,553             38,862,259

Property, plant and equipment, net                      10,910,206             11,042,091             10,937,399

Investments and other assets                             4,238,148              6,933,895              5,706,202
                                                       -----------            -----------            -----------

                                                       $55,542,404            $48,592,539            $55,505,860
                                                       ===========            ===========            ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Notes payable                                         $11,238,492            $ 1,507,831            $10,837,280
 Accounts payable                                        6,924,258              7,102,503              6,950,305
 Income taxes                                              263,685                148,629                198,265
 Dividends payable                                            --                  180,444                   --
 Accrued liabilities                                     2,783,124              2,543,124              3,001,358
 Long-term debt due within one year                      4,158,983              4,703,306              3,888,913
                                                       -----------            -----------            -----------

        Total current liabilities                       25,368,542             16,185,837             24,876,121

Long-term debt                                           7,201,703              9,789,973              7,991,700

Deferred federal income tax                                894,000                894,000                628,000

Shareholders' equity:
 Common stock, without par value;
    6,000,000 shares authorized,
    2,004,930 shares issued and
    outstanding (Note 3)                                 4,590,767              4,590,767              4,590,767
 Retained earnings                                      17,487,392             17,131,962             17,419,272
                                                       -----------            -----------            -----------
        Total shareholders'
                equity                                  22,078,159             21,722,729             22,010,039
                                                       -----------            -----------            -----------

                                                       $55,542,404            $48,592,539            $55,505,860
                                                       ===========            ===========            ===========

                             See accompanying notes

                       CHEMI-TROL CHEMICAL CO.
                       STATEMENT OF CASH FLOWS

           Nine months ended September 30, 1996 and 1995

                                                                              1996                    1995
                                                                              ----                    ----
Operating activities
 Net income                                                           $    716,317              $  1,401,128
 Adjustments to reconcile net income to net
    cash used in operating activities:
      Notes receivable from product sales                               (2,511,904)               (4,059,431)
      Notes receivable sold                                              1,614,971                 1,688,774
      Collections from customers on notes  receivable                    3,454,814                 3,581,530
      Proceeds from sales-type leases                                    1,423,759                 1,604,264
      Additions to net investment in sales-type leases                    (165,702)                 (761,030)
      Depreciation                                                         986,462                   926,884
      Increase in allowance for doubtful accounts                           75,000                      --
      Gain on disposal of property and equipment                           (15,752)                  (44,263)
      Changes in operating assets and liabilities:
         Accounts and notes receivable                                 (11,518,182)               (8,907,007)
         Inventories                                                       251,747                (3,401,223)
         Prepaid expenses                                                  323,809                   377,430
         Other assets                                                      (29,066)                  117,726
         Accounts payable                                                 (178,245)                  235,848
         Income taxes payable                                              115,056                    92,768
         Accrued liabilities                                               240,000                   151,736
                                                                      ------------              ------------

             Net cash used in operating activities                      (5,216,916)               (6,994,866)

Investing activities
 Additions to property and equipment                                      (873,415)               (1,750,997)
 Proceeds from disposals of property and equipment                          34,590                   103,324
                                                                      ------------              ------------

             Net cash used in investing activities                        (838,825)               (1,647,673)

Financing activities
 Net borrowings under line of credit                                     9,730,661                 7,337,280
 Additions to long-term debt                                             1,160,308                 4,647,000
 Payments of long-term debt                                             (4,292,901)               (3,750,899)
 Dividend payments                                                        (541,331)                 (524,943)
 Payments in lieu of issuing fractional shares                                --                      (1,418)
                                                                      ------------              ------------

             Net cash provided by financing activities                   6,056,737                 7,707,020
                                                                      ------------              ------------

Decrease in cash                                                               996                  (935,519)
Cash at beginning of period                                                 80,991                   998,578
                                                                      ------------              ------------
Cash at end of period                                                 $     81,987              $     63,059
                                                                      ============              ============
Supplemental cash flow information:

 Cash paid for interest                                               $  1,149,755              $    957,522
                                                                      ============              ============

 Cash paid for income taxes                                           $    368,944              $    729,232
                                                                      ============              ============



                            See accompanying notes

                      CHEMI-TROL CHEMICAL CO.

                   NOTES TO FINANCIAL STATEMENTS

1.  Inventories
    -----------
    Inventories at September 30, 1996, December 31, 1995, and September 1994 are as follows:

                                          September 30,   December 31,    September 30,
                                               1996          1995             1995
                                          ------------    -----------     ------------
    Manufacturing inventories:
      Raw materials and supplies          $ 2,257,988     $ 3,304,000     $ 3,514,191
      Work in process                         505,247         465,290         532,570
      Finished goods                        1,436,063       2,061,184       2,730,669
    Purchased inventory held for resale     6,556,282       5,694,549       5,396,823
    Chemicals and other materials used
      in contracting                          792,324         274,628         607,640
                                          -----------     -----------     -----------
                                          $11,547,904     $11,799 651     $12,781,893
                                          ===========     ===========     ===========



2.  Sale of Notes With Recourse
    ---------------------------

               The Company at September 30, 1996 has a contingent liability of $2,715,000 for customers' installment notes sold with recourse to the Chemi-Trol Chemical Co. Profit Sharing Plan. The credit risk associated with these notes is minimal as the Company retains a security interest in the products sold on the installment basis.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         Capsule segment results (in thousands of dollars) for the periods ended September 30, 1996 and 1995 are as follows:

                                             Three months       Nine months
                                            ended Sept. 30,   ended Sept. 30,
                                            --------------    --------------
                                             1996     1995     1996     1995
                                             ----     ----     ----     ----
Revenues (unaffiliated customers):
 Tank                                     $ 9,167  $ 8,380  $22,472  $24,660
 Chemical                                   5,464    4,841   11,510   12,576
 Cal-Van Tools                              4,410    3,534   13,358   11,198
 Cory Orchard & Turf                        1,618    2,079    5,096    6,047
 Corporate interest and other income            2        3       12       13
                                          -------  -------  -------  ------

      Total revenues                      $20,661  $18,837  $52,448  $54,494
                                          =======  =======  =======  =======

Operating profit:

 Tank                                     $   981  $   748  $ 1,831  $ 2,465
 Chemical                                     397      341      742      743
 Cal-Van Tools                                131       18      338      454
 Cory Orchard & Turf                           22      113      186      292
                                          -------  -------  -------  -------

      Total operating profit              $ 1,531  $ 1,220  $ 3,097  $ 3,954

General corporate expenses                   (469)    (372)  (1,276)  (1,200)
Corporate interest income                       2        3       12       13
Corporate interest expense                   (266)    (231)    (633)    (484)
                                          -------  -------  -------  -------

      Income before income taxes          $   798  $   620  $ 1,200  $ 2,283
                                          =======  =======  =======  =======


Third quarter ended September 30, 1996, vs. third quarter ended
---------------------------------------------------------------
    September 30, 1995
    ------------------

         The Company's revenues increased by 9.7% to $20,661,429, a record for a third quarter. Three of the four operating divisions increased both sales and operating profit over prior year third quarter levels. Net income increased by 24.3% to $485,489 or 24 cents per share, compared to $390,528, or 20 cents per share, in 1995.

         Revenues of the Tank Division increased by 9.4% to record third quarter levels while operating profit increased by 31.7% over the prior year third quarter. The increase in revenues was comprised of the 10.0% increase in net sales which was partially offset by an 11.1% decrease in interest and financing income. Cost of sales increased at the lesser rate of 6.3% increasing both gross margins and gross profit and was largely responsible for the increase in operating profit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         Chemical Group revenues increased by 12.9% and operating profit increased by 16.8% during the third quarter of 1996. Sales of the Contract Division, which comprised 87.7% of the Group's revenues, increased by 12.9% and sales of CADCO, the material sales division, increased by 12.6%. Cost of sales increased at the disproportionate rate of 12.6% and resulted in increased gross margins. The increase in sales and margins combined to increase operating profit.

         Third quarter sales of the Cal-Van Tools Division increased by 24.8% to a record $4,410,062. Cost of sales increased at a higher rate of 26.6% causing gross profit to increase by only 17.8%. The increase in sales coupled with a disproportionate increase of 2.4% in selling and general administrative expenses increased operating profit from $18,262 during last year's third quarter to $130,892 in the current year.

         Cory Orchard & Turf's net sales decreased by 22.1% as weather conditions not conducive to the sale of the Division's product continued in the third quarter. Operating profits decreased by over 80% largely as a result of the decrease in sales.

         For the Company as a whole, net sales increased by 10.0% while cost of sales increased at a lesser rate of 8.5% and resulted in a 20.2% increase in gross profit. Selling expense decreased by 3.9% while general and administrative expense increased by 36.9%. The increase in general and administrative expense was partially the result of increased profit sharing allocations due to the higher profit levels. Third quarter interest and financing income decreased by 12.6% while interest expense increased by 17.3% over 1995 levels. The increase in interest expense was the result of increased borrowings to meet short term working capital needs. For the quarter, net income for the Company increased by 24.3% to $485,489 or $.24 per share from $390,528 or $.20 per share in the prior year quarter.

First nine months of 1996 vs. first nine months of 1995
-------------------------------------------------------

         For the first nine months of 1996, revenues decreased by 3.8% from $54.5 million in 1995 to $52.4 million in 1996.

         The Tank Division revenues, which during the first three quarters of 1996 accounted for 43% of the Company's revenues, decreased by 8.9% over prior year record levels while operating profit decreased by 25.7%. A temporary reduction in demand, during the first six months, caused in part by adverse weather across much of the Midwest, led to the decrease in revenues. The lower sales level, as well as period costs associated with a reduced production schedule during the first half to adjust inventories, were largely responsible for the nine month decrease in operating profit of the Tank Division.

         During the first nine months, the Chemical Group's revenues decreased by 8.5% while operating profit was virtually unchanged. The increase in gross profit margins of .2% and the 16.7% reduction of selling, general and administrative expenses resulted in the maintenance of operating profit at the lower revenue level.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS
                                   (continued)

         Cal-Van Tools Division's first three quarters sales increased by 19.3% to record levels of $13.4 million. Ongoing mergers and consolidations of customers in this mature market have caused any increase in sales and market shares to come at the cost of reduced margins. The decrease in gross margins resulted in a 1.2% decrease in gross profit. This decrease coupled with a 4.3% increase in selling, general and administrative expenses resulted in a 25.6% decrease in operating profits.

         A very cold March, a very wet April and May followed by a very dry and mild summer had a negative effect on the nine months results of the Cory Orchard & Turf Division. Sales for the period were down 15.7% and operating profit was down by 36.5%. Slightly improved margins partially offset the shortfall in sales and held the decrease in gross profit to 14.2%. The largely fixed selling, general and administrative expenses decreased by only 3.5% and were largely responsible for operating profit decreasing at the higher rate than sales.

         For the Company as a whole, cost of sales decreased by 2.6%, somewhat less than the 3.6% decrease in net sales, and resulted in tighter margins. During the nine months selling expenses increased by 3.7% while general and administrative expenses decreased by 5.6%. Interest and financing income decreased by 9.4%. An increase in average borrowing outstanding during the first three quarters of 1996 resulted in a 27.0% increase in interest expense. For the nine months period the Company recorded net income of $716,317 or $.36 per share as compared to net income of $1,401,128 or $.70 per share in 1995. The effective tax rate increased from 38.6% in 1995 to 40.3% in 1996, largely as a result of the effects of comparable non-deductible expenses at the lower profit levels.

         The Company remains optimistic and the general outlook appears strong for the rest of the year.

Liquidity and Capital Resources
-------------------------------

         The working capital position of the Company remains strong. At September 30, 1996, working capital was $15,025,508. This is an increase of $110,625 over working capital of $14,914,883 at June 30, 1996 and an increase of $594,792 over working capital of $14,430,716 at December 31, 1995. The current ratio of the Company at September 30, 1996 was 1.6 to 1, unchanged from June 30, 1996. The strength of this ratio indicates that the Company is in a good position to meet its short-term obligations.

         The Company's increase for the nine months in working capital was largely provided from operations and short-term borrowings. Long-term borrowings of $1,160,308 during the first nine months were used to finance customers' installment notes receivable and sales type leases of steel tanks produced by the Company's Tank Division. Outstanding borrowings at September 30, 1996 amount to $6,249,530 to fund the customers' installment notes receivable and $1,629,645 to fund the sales type leases. In order to meet the anticipated needs of customers, the Company has a commitment from an area bank to provide long-term financing for tank notes extended to customers for an additional $7.5 million during the current year, provided the combination of short-term borrowings outstanding and current year long-term financing does not exceed $15.75 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS
                                   (continued)

         Due to the seasonal nature of the operations of the Company's Chemical Group and the extension of payment terms in certain divisions, the Company has an uneven cash flow pattern. Operations of the Chemical Group begin approximately mid-April and run through November. There are substantial startup expenses for this division associated with inventory build-up and the purchase of equipment and supplies. A large portion of these expenses fall due in the period of May through July. Since the majority of the contracts performed by this division are for political subdivisions and the contracts stretch over the entire summer season, a high percentage of the payments is not received until mid-September and October. This places the Company in a tight cash position from June through October, occasionally making it necessary for the Company to borrow short-term funds. For this reason, the Company has arranged a short-term borrowing limit of $15.75 million through local banks. At September 30, 1996, the Company had short-term borrowings of $11,238,492 under these lines of credit. Beginning in October, the Company expects to have excess cash to begin repaying these short-term borrowings.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a)  Annual meeting July 18, 1996

         (b) A.F. Doust, K.D. Lauck, and W.B. Lloyd were elected as directors for a term of three years and until their successors are elected and qualified. The term of office as directors for R.J. Dudley, R.H. Moyer and R.W. Woolf continues for one more year and until their successors are elected and qualified. The term of office as directors for F.J. Roynon, J.P. Simcox, and R.F. Veh continues for two more years and until their successors are elected and qualified.

         (c) Each matter voted upon at the meeting and the shares voted were as follows.

              (1) On the proposal to elect A.F. Doust, W.B. Lloyd and K.D. Lauck as directors for a term of three years the votes for A.F. Doust were 1,940,408, with 7,179 votes withheld, for W.B. Lloyd were 1,940,408, with 7,179 votes withheld, and for K.D. Lauck were 1,937,171, with 10,416 votes withheld.*

              (2) On the proposal to appoint Ernst & Young as the independent auditors of the Company to audit the books and accounts of the Company for the year ended December 31, 1996 the number of shares voted was 1,947,587; 1,942,015 shares were voted in favor; 4,361 shares were voted against; and 1,211 shares abstained.*

              (3) A motion at the meeting to adopt a resolution to ratify, approve and confirm the published annual report of the President to the shareholders and the acts of the Directors and Officers for the past year was unanimously approved by shareholders present.

                * Approximately all but 2.9% of the outstanding shares were represented at the meeting. Information on broker non-votes has not been separately tabulated.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits.
              27 --- Financial Data Schedule

         (b)  Reports on Form 8-K.  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHEMI-TROL CHEMICAL CO.


                                      /S/ Kevin D. Lauck
                                    ------------------------------------------
                               By:  Kevin D. Lauck, Secretary and
                                    Controller (Chief Accounting Officer
                                    and Chief Financial Officer also
                                    signing on behalf of the registrant
                                    as duly authorized officer)

Dated:  November 12, 1996