Form 10-K
period 1996-12-31
CHEMI TROL CHEMICAL CO
filed 1997-03-21
CIK 215420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-18797

                             CHEMI-TROL CHEMICAL CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                     34-4439286
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

2776 C.R. 69   Gibsonburg, Ohio                         43431
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (419)665-2367
                                                     -------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities pursuant to Section 12(g) of the Act:


                         Common stock, without par value
--------------------------------------------------------------------------------
                                 Title of Class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO     .
                                             -----   -----

         The aggregate market value (based upon the closing price) of the voting stock held by non-affiliates of the registrant as of Febuary 28, 1997:

Common Stock, without par value - $13,111,482

The number of shares outstanding of the issuer's classes of common stock as of March 1, 1997:

Common Stock, Without Par Value - 2,004,930 shares

DOCUMENTS INCORPORATED BY REFERENCE:  None

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ].

         The Exhibit Index is located at page 50 of this filing. This document contains 120 pages.

         PART I

ITEM 1.   BUSINESS
          --------

         (a) General Development of Business
             -------------------------------

         Chemi-Trol Chemical Co. ("the Company") was incorporated under the laws of the State of Ohio in 1952.

         (b) Financial Information About Industry Segments
             ---------------------------------------------

         The sales and operating profit of each industry segment and the identifiable assets attributable to each industry segment for the three years ended December 31, 1996 are set forth in Note 11 (Information pertaining to industry segments) of the Notes to Financial Statements, which note is incorporated herein by reference.

         (c) Narrative Description of Business
             ---------------------------------

Present Organization
--------------------

         The Company is organized on an operational basis into four divisions:
Tank Division, located in Fremont, Ohio; Cal-Van Tools Division, located in Fremont, Ohio; Chemical Group, located in Gibsonburg, Ohio; and Cory Orchard & Turf Division, located in Indianapolis, Indiana and Louisville, Kentucky. Each division is headed by a General Manager who reports directly to the Company's executive officers in Gibsonburg, Ohio. In addition the Company has a Leasing and Finance Division for the purpose of offering to its qualified customers two alternate methods of financing the purchase of its products. In 1996, consistent with the Company's prior practice, income and expense of the Leasing and Finance Division are recorded either in the Tank Division or in unallocated corporate income and expense. However in 1996, no interest expense has been recorded in the Tank Division and all interest expense is recorded as corporate expense. All prior year amounts have been reclassified to conform to the presentation used in 1996.

         The Company announced on December 6, 1996 it had retained McDonald & Company to advise it in connection with the possible sale of two of its non-core businesses, the Cal-Van Tools and the Cory Orchard & Turf Divisions. After a strategic review of the Company's business segments Chemi-Trol's Board of Directors determined that to maximize future growth and profitability it should concentrate on its Chemical and Tank Segments, which offer the best opportunity for sustained earnings growth for the Company.

TANK DIVISION

Products
--------

         Through its Tank Division, the Company manufactures steel pressure tanks for above ground and underground storage of liquified petroleum gas ("LPG") and anhydrous ammonia ("NH3") at its plant located in Fremont, Ohio. The steel tanks are manufactured in sizes ranging from 124 gallon water capacity to 1990 gallon water capacity for LPG tanks and from 124 gallon water capacity to 2050 gallon water capacity for NH3 tanks. Approximately 95% of the tanks manufactured by the Company are for the storage of LPG. The Tank Division accounted for 48%, 49%, and 50% of the Company's total revenues for 1996, 1995 and 1994, respectively.

Marketing and Distribution
--------------------------

         Sales of the Company's tanks are made directly by the Company to either regional independent dealers or major multi-state marketers within a marketing radius of approximately 1,000 miles from Fremont, Ohio. The 20 largest industrial customers of the Company accounted for approximately one third of the net sales of this division for its fiscal year ended December 31, 1996.

         The Company stimulates sales through the efforts of its own sales personnel, personal telephone calls to existing and potential customers, direct mail advertising, publication and distribution of catalogues, advertisements in trade journals and attendance at various trade shows. Sales of the Company's tanks to major multi-state marketers are made by the Tank Division's sales manager from its principal office located in Fremont, Ohio. Sales to independent dealers are made through Company salesmen and independent sales representative organizations. Each of the independent sales organizations is assigned an exclusive territory and are compensated by commissions based upon sales in their respective territory under agreements terminated with notice by either party.

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


Backlog
-------

         The dollar amounts of backlog of the Tank Division believed to be firm as of March 1, 1997, and 1996 were $4,514,000 and $4,010,000, respectively. All of the 1997 backlog is expected to be filled during 1997.

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

         In addition to the manufacture and sale of specialty automotive hand tools, Cal-Van also manufactures and sells bronze and aluminum grave markers. The Cal-Van Tools Division accounted for 25%, 22%, and 21% of the Company's revenues for 1996, 1995, and 1994, respectively.

Marketing and Distribution
--------------------------

         Sales of specialty automotive hand tools are made by the Company throughout the United States, Canada and many other foreign countries directly to (i) warehouse distributors, (ii) automotive retail chains, and (iii) other tool manufacturers. The Division's two largest customers accounted for approximately 37% and 14% of net sales, respectively. No other single customer accounts for more than 10% of the annual net sales of this division.

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

Backlog
-------

         The dollar amounts of backlog of the Cal-Van Tools Division believed to be firm as of March 1, 1997 and 1996 were approximately $356,000 and $247,000, respectively. All of the 1997 backlog is expected to be filled during 1997. There is no significant seasonal aspect to the business of this division.

Competition
-----------

         The market for Cal-Van's products is highly competitive and the Company competes on the basis of service, quality and price. There are five major manufacturers competing in the specialty automotive hand tool market, together with approximately ten manufacturers of general hand tools who manufacture and/or supply certain specialty tools as an adjunct to their regular tool line. Based upon total annual sales volume, the Comany believes that Cal-Van ranks third among manufacturers of specialty automotive hand tools located in the United States, having approximately one-third of the total sales volume of the largest manufacturer.

         An additional competitive element in the specialty tool market is the increased interest in this market of mass merchandising chains.


CHEMICAL GROUP

Products and Services
---------------------

         The Chemical Group's operations are divided into two divisions: the Contracting Division and CADCO, the material distribution division.

         The Contracting Division is comprised of the pavement marking and the vegetation management departments. The pavement marking department provides under contract various forms of pavement marking. These services include fast dry alkyd, fast dry water-borne, and polyester paint striping, the installation of preformed plastic and the measurement, determination and marking of "no-passing" zones on highways. The vegetation management department applies under contract various types of vegetation control materials including selective herbicides for weed, brush and grass control, as well as nonselective herbicides for total vegetation control.

         The CADCO division sells herbicides, adjuvants, plant growth regulators, sprayers, pavement marking products and other related equipment and products.

         The Chemical Group accounted for 19%, 20% and 21% of the Company's revenues for 1996, 1995 and 1994, respectively.


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


Supplies
--------

         The principal supplies used by the pavement marking department are paint, polyester, glass beads, and preformed plastic materials. The Company obtains these materials from a wide range of suppliers. Herbicides used in vegetation management and CADCO material sales are obtained from a wide range of suppliers. The Company does not believe that the loss of any one source of supply would have a material effect on its business.


Backlog
-------

         The dollar amounts of backlog of the Chemical Group believed to be firm as of March 1, 1997 and 1996 were approximately $2,909,000 and $3,494,000, respectively. Dollar amounts of backlog can vary significantly based upon the timing of bid lettings and the division's success in obtaining contracts and are not necessarily indicative of the results for the year. All of the contracts comprising the 1997 backlog are expected to be completed during 1997.


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


CORY ORCHARD & TURF DIVISION

Products
--------

         The Cory Orchard & Turf Division, located in Indianapolis, Indiana, and Louisville, Kentucky, is engaged in the wholesale and retail sale and distribution of a broad range of agricultural chemicals and equipment including insecticides, fungicides, herbicides, rodenticides, fertilizers, growth regulators, power and hand sprayers, mowing and aerification equipment, washing and grading equipment, hydraulic tools, air tools and safety equipment. The Cory Orchard & Turf Division accounted for 8%, 9% and 9% of the Company's revenues for 1996, 1995 and 1994, respectively.

Marketing and Distribution
--------------------------

         Sales of the Company's products carried by this division are primarily made directly to farmers, orchardists, landscapers, golf courses, lawn care companies and pesticide operators in a marketing area which includes the states of Indiana, Kentucky, Michigan, Ohio and Illinois. The Company does not have any single customer which accounts for more than 10% of the net sales of this division. Since a majority of the sales of this division's products are directly related to agricultural production, approximately 80% of its net sales occurs in the early Spring, late Summer and early Fall.

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

Backlog
-------

         The dollar amounts of backlog of the Cory Orchard & Turf Division believed to be firm as of March 3, 1997 and 1996, were approximately $103,000 and $141,000, respectively. The timing of orders and backlog can vary from year to year due to weather conditions, etc. and is not necessarily indicative of the sales results for the period. All of the 1997 backlog is expected to be filled during 1997.

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

         Under the Tank Finance Plan, the Company finances 90% of the sales price over a 24 to 48 month period at an effective annual interest rate which during 1996 was approximately 10.25% to 11.0%. The Company retains a security interest in the tanks as additional security for the payment of the financed amount. The installment paper evidencing the customer's obligation is either held by the Company as an investment, sold with recourse for the principal amount thereof to the Company's profit sharing plan or pledged as collateral for borrowings over a like period. In 1996, the Company borrowed $3,275,000 under the latter arrangement and sold with recourse $2,001,692 to the Company's profit sharing plan. For the fiscal year ended December 31, 1996, approximately 15% of the total net sales of the Tank Division were sold to customers under the Tank Finance Plan.

         Under the Tank Lease Plan, leases of liquid propane gas tanks to customers for noncancellable terms of five or ten years are recorded as sales at inception. The present value of the minimum payments is included in net sales and the cost of the tanks is charged to cost of sales. Estimated residual values of the leased tanks are not significant. During the fiscal year ended December 31, 1996, the Leasing and Finance Division invested in approximately $279,234 in customer sales type leases of which it pledged $104,808 as collateral for borrowings. Approximately 1% of the total net sales of the Tank Division for the fiscal year ended December 31, 1996 were made under the Tank Lease Plan.

         In 1996, consistent with the Company's prior practice, income and expense of the Leasing and Finance Division are recorded in the Tank Division and in unallocated corporate income and expense.


PATENTS, LICENSES, FRANCHISES AND CONCESSIONS

         The Company has a design patent on Cal-Van's #825 spark plug ramp gauge which was issued in 1992 for a period of 14 years. The Company does not own any other patents nor is it licensed under any patent licenses. It does not hold any franchises or concessions from any governmental body.


EMPLOYEES

         The following table sets forth information with respect to the Company's 447 employees:

                  Division                         Permanent             Seasonal
                  --------                         ---------             --------
Corporate Staff ----------------------------------      22                    0

Tank Division ------------------------------------     153                    0

Cal-Van Tools Division ---------------------------      90                    9

Chemical Group -----------------------------------      47                  112

Cory Orchard & Turf Division ---------------------      14                    0
                                                       ------------------------

                      Total ----------------------     326                  121
                                                       ===                  ===

         Employees at the Company's Tank Division Plant in Fremont, Ohio are subject to a collective bargaining agreement between the Company and the United Steelworkers of America, AFL-CIO-CLC, Local 1915. The current agreement will expire April 30, 1999.

         Seasonal employees in the Company's Chemical Group are subject to a collective bargaining agreement between the Company and Laborers International Union Local 480, which will expire March 1, 1998.

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


ITEM 2.  PROPERTIES
         ----------

         The following table lists the materially important physical properties used in its operations together with certain information regarding such properties:

Description                   Land        Building
and Location (1)             (acres)      (sq. ft.)         Use
----------------             -------      ---------         ---
Land and buildings             80          30,400     Administrative offices
2776 & 2780 CR 69                                     of the Company;
Gibsonburg, Ohio 43431                                Chemical Group
                                                      offices; maintenance
                                                      and storage for
                                                      spraying, striping and
                                                      traffic survey
                                                      equipment (2)

Land and buildings              6.28       45,000     Former Tank Division
2098 W. State Street                                  facility; currently
Fremont, Ohio  43420                                  being held for lease
                                                      or sale

Land and buildings             10.76       91,050     Cal-Van Tools Division
1500 Walter Avenue                                    offices; manufacture
Fremont, Ohio  43420                                  and resale of automotive
                                                      specialty tools (3)

Land and buildings              4.85       28,840     Cory Orchard & Turf
6739 Guion Road                                       Division offices;
Indianapolis, Indiana  46268                          warehouse space for
                                                      spraying equipment and
                                                      supplies; repair
                                                      center for sprayers;
                                                      retail and wholesale
                                                      sale of chemicals,
                                                      equipment and
                                                      supplies. (2)

Leased warehouse                N/A         6,660     Cory Orchard & Turf
13000 Middleton Industrial Blvd.                      Branch office; ware-
Louisville, Kentucky  40223                           house space for
                                                      spraying equipment and
                                                      supplies; retail and
                                                      wholesale sale of
                                                      chemicals, equipment
                                                      and supplies.  One
                                                      year lease expires
                                                      February of 1998.(2)

Land and building              16.10       68,800     Tank Division offices;
721 Graham Drive                                      manufacture of propane
Fremont, Ohio  43420                                  and anhydrous ammonia
                                                      tanks.  Operations
                                                      commenced during the
                                                      second quarter of
                                                      1993 (See note 5 to
                                                      the financial state-
                                                      ments for mortgage
                                                      information)(2)

(1) The Company believes that its properties are adequately maintained, are in good condition and are suitable and adequate for its business as presently conducted.

(2) The Company believes these facilities are being used to approximately 75 to 100 percent of their capacity.

(3) The Company believes that this facility is being used to approximately 50% of capacity based upon 24 hour utilization.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

        The Company, along with fourteen other parties, has been designated in a letter dated July 13, 1995, as a potentially responsible party by the United States Environmental Protection Agency (the "EPA") at the County Line Landfill, Fremont, Ohio under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended. The EPA is requesting that the potentially responsible parties initiate an Engineering Evaluation and Cost Analysis (EECA) to evaluate what future response activities may be necessary at the site, which was licensed and operated as a landfill from 1969 to 1984. The potentially responsible parties have commenced participation in an engineering evaluation at the site. There is no volumetric ranking of the parties available. Although the EPA takes a position that any potentially responsible party is liable jointly and severally for response costs, the Company is only one of many parties believed to have used the site. There is also no information as to the extent and nature of any necessary future response action to the site. During the period in question the Company maintained various insurance policies and management is exploring the availability of coverage of claims which may arise. Because of the preliminary state of this matter and lack of information, it is not possible to estimate the financial impact or range of probable financial impact on the Company. During the year ended December 31, 1995, the Company expensed $9,132, its portion of the expenses of the current engineering evaluation.

Since 1995 the Company has not reflected any amount or accrued expenses to cover any future cost of additional evaluation or remediation relating to the site. While the ultimate outcome of this matter cannot now be predicted, the Company believes, based on the facts now known to it, that costs arising out of this matter will not have a material adverse effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of the Company's shareholders during the last quarter of the period covered by this report.



                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         ----------------------------------------------------------------
         MATTERS
         -------

         (a)  Market Information.
              -------------------

         The Company's common stock trades on the NASDAQ Small Cap Market under the symbol CTRL. The Company believes the range of high and low sales prices for 1996 and 1995 is as follows:

                                  1996

    1st Qtr.             2nd Qtr.           3rd Qtr.       4th Qtr.
    --------             --------           --------       --------
$12.0625-$10.50     $11.625-$9.375      $11.75-$9.25   $13.125-$10.00

                                  1995

    1st Qtr.             2nd Qtr.           3rd Qtr.       4th Qtr.
    --------             --------           --------       --------
$10.45-$9.50        $11.00-$9.125       $11.50-$10.25  $12.00-$11.00

Prices have been adjusted to reflect the 10% stock dividends of March 1995.

         (b)  Numbers of Holders of Common Stock
              ----------------------------------

         There were 359 shareholders of record on March 5, 1997. Management believes the number of holders of Chemi-Trol's Common Shares at March 5, 1997, including persons holding through a nominee holder, was 774.

         (c)  Dividends Paid per Common Share
              -------------------------------

                                           1996                        1995
                                 -------------------------    ------------------------
                                      Quarter Ended                Quarter Ended
                                  3/31  6/30   9/30  12/31    3/31  6/30   9/30  12/31
Dividends declared
were $.36 per common
share in 1996 and 1995,
respectively.
Dividends have been              $.090  $.090  $.090  $.090  $.082  $.090  $.090 $.090
adjusted to reflect
the 10% stock
dividends of March
1995.

         The Company has paid a cash dividend on its Common Shares each year since its incorporation in 1952.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                Years Ended December 31,
                         -------------------------------------------------------------------
                             1996          1995          1994          1993          1992
                             ----          ----          ----          ----          ----
Operating Results:
    Revenues             $70,452,126   $71,048,476   $67,823,972   $62,099,805   $58,905,134
    Net Income             1,258,283     1,474,705     1,609,719       896,731     1,488,410
    Net Income
      Per Common Share           .63           .74           .80           .45           .74

At Year-end:
    Total
      Assets              47,423,367    48,592,539    45,917,360    41,186,807    36,589,365

    Long-Term
        Debt               3,329,267     9,789,973     7,235,827     8,761,989     5,964,152
    Working
        Capital           11,151,188    14,430,716    12,218,263    12,174,075    12,180,603

Cash Dividends
Declared Per Common
Share                    $      .360   $      .360   $      .327   $      .298   $      .260


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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Liquidity and Capital Resources
-------------------------------

         Liquidity is the measure of a company's ability to generate adequate funds to meet its needs. Funds can be generated internally from operations or externally by borrowing. Primary measures of liquidity include the amount of working capital, the working capital ratio and the ability to borrow funds. As shown in the following chart, the Company's ability to borrow funds remains strong as evidenced by the unused commitment for term financing and the unpledged notes and leases at December 31, 1996.

                              1996               1995             1994
Working capital           $11,151,188        $14,430,716      $11,218,263
Working capital
    ratio                    1.5 to 1           1.9 to 1         1.7 to 1
Unused commitment for
    term financing of
    customer notes and
    leases                $ 4,780,500        $ 2,076,500       $7,500,000
Unpledged notes and
    leases                $ 1,407,022        $ 1,310,185       $5,274,000

         The decreases in working capital and working capital ratio in 1996 were largely the result of the ballon payment on the mortgage note, which is secured by the Tank Production facility and is due in October 1997. The Company may elect to refinance this note on a long-term basis if additional working capital is needed.

         A substantial amount of the Company's working capital over the past three years has been provided from operations. Long-term borrowings of $3,379,808 in 1996 and $8,300,500 in 1995 were used to finance customer sales type leases or notes receivable for the purchase of steel tanks produced by the Company's Tank Division, pursuant to the arrangements described under ITEM 1 BUSINESS Leasing and Finance Division. This financing has been arranged through area banks. The Company has a commitment to provide term financing for tank notes and leases extended to customers for amounts up to $7,000,000, of which $4,780,500 was available at year end. The total amounts borrowed with collateral under the lease and finance plans at December 31, 1996 were $1,437,833 and $5,757,108, respectively.

         Due to the seasonal nature of the operations of the Company's Chemical Group and extension of fall payment terms in certain other divisions, the Company has an uneven cash flow pattern. Operations of the Chemical Group begin approximately mid-April and run through November. There are substantial cash requirements in the second quarter for this division associated with inventory build up and the purchase of equipment and supplies. Since the majority of the contracts performed by this division are for political subdivisions and the contracts stretch over the entire summer season, a fair percentage of the payments are not received until mid-September and October. This creates a cash shortage from June to October which has made it necessary for the Company to borrow short-term funds. For this reason, the Company has arranged a short-term borrowing line of $15,750,000 through local banks. In 1996 the Company used amounts ranging from month-end amounts of $2,965,000 to $11,238,000 of its short-term credit line.

         Capital expenditures during 1996 decreased to a more normal level of $925,920 from the previous year expenditures of $2,171,262. Expenditures during 1995 included the addition of a 31,750 square foot warehouse to provide Cal-Van with better storage of its inventory and a more efficient production layout.

                            1996              1995            1994
Capital expenditures    $  925,920        $2,171,262      $1,298,677

         Capital expenditures are budgeted at $782,000 for 1997. The Company intends to make these expenditures with funds provided from operations.

Results of Operations
---------------------
(a) 1996 versus 1995

         Despite the fact that the Company's revenues for the first half were down, record sales in both the third and fourth quarters resulted in total revenues decreasing only slightly, less than 1%, from last year's record levels. Net income decreased by 14.7% to $.63 per share.

         Revenues of the Tank Division, which accounted for 48.5% of the total Company revenues, decreased by 1.2% from the prior year record level, while operating profit increased by 1.2%. The decline in revenues was comprised of a
 .9% decrease in net sales to $33,291,086 and a 13.3% decrease in interest and financing income. Cost of sales decreased at the higher rate of 2.0% and resulted in an increase of 7.1% in gross profit. Increases of 9.0% in selling expense and 15.9% in general and administrative expenses combined to result in operating profit increasing at the lesser rate of 1.2%.

         For the year the Cal-Van Tools Division's sales increased by 11.7% to record levels of $17.3 million, while operating profit increased by 19.3%. Selling expenses decreased by 1.9% from 1995 levels while general and administrative expenses increased by 25.7%. The increase in general and administrative expenses was largely the result of increased bad debt expense.

         Net sales of the Chemical Group decreased by 6.7%, while operating profit increased by 17.4%. The increase in operating profit was largely the result of increased gross profits of 22.0% in the Contract Division, which accounted for 80.2% of the Groups's sales during the year. Selling and general administrative increased by 3.3% over the prior year levels.

         Cory Orchard & Turf revenues for the period were down 15.0%, while operating profit decreased by 88.3%. A very cold March, a very wet April and May, followed by a very dry and mild summer in the Cory sales area had a negative effect on the year's results. Cost of sales decreased by the lesser rate of 14.5% causing margins to tighten. The decrease in sales and reduced margins coupled with an increase of 2.2% in the largely fixed selling, general and administrative expenses resulted in the reduction in operating profit.

         For the Company as a whole net sales decreased by .6%, while cost of sales decreased by 1.4% bettering margins and resulting in an increase in gross profit of 4.5%. Selling expenses were almost unchanged, decreasing by less than
 .1% during the year. General and administrative expenses increased by 15.6% largely as a result of increased bad debt exenses. Interest and financing income decreased by 14.0% largely as a result of reductions in the average balances of notes and lease receivable outstanding during the year. Interest expense increased by 13.4% as average borrowings to fund working capital needs increased over the prior year levels. The effective income tax rate increased from 39.7% in 1995 to 40.0% in 1996. For the year, net income decreased by 14.7% to $1,258,283, or $.63 per share.


(b) 1995 versus 1994

         Total revenues of the Company increased by 4.8% to a record $71,048,476, while net income decreased by 8.4% to 74 cents per share.

         The Tank Division, which accounted for approximately 48.7% of total corporate revenue during 1995, increased revenues by approximately 4.3% over 1994 levels, a new record. The increase in revenues was the result of a 4 .4% increase in sales and a slight decrease of less than 1% (.8) in interest and financing income. Actual units shipped during the year increased by 1.4% over the prior year levels. Operating profit increased by 3.3%, slightly less than the increase in revenues, as a result of a slight decrease in gross profit margins.

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

         Changes effective in state and local tax rates were largely responsible for the increase in the effective tax rate from 38.4% in 1994 to 39.7% in 1995.


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

                         Report of Independent Auditors

The Board of Directors and Shareholders
Chemi-Trol Chemical Co.

We have audited the accompanying balance sheets of Chemi-Trol Chemical Co. as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chemi-Trol Chemical Co. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            ERNST & YOUNG LLP


Toledo, Ohio
February 28, 1997

                             Chemi-Trol Chemical Co.

                                 Balance Sheets


                                                                              DECEMBER 31
                                                                      1996                  1995
                                                              --------------------------------------------
ASSETS
Current assets:
   Cash                                                              $   112,506           $    80,991
   Trade receivables, less allowance of $380,000
     in 1996 and $310,000 in 1995:
       Accounts                                                       15,961,847            11,960,645
       Notes (Note 5)                                                  3,498,027             4,568,313
                                                              --------------------------------------------
                                                                      19,459,874            16,528,958

   Net investment in sales-type leases
     (Notes 2 and 5)                                                     684,120             1,005,265
   Inventories (Notes 1 and 3)                                        10,712,677            11,799,651
   Prepaid expenses and deferred income taxes (Note 7)                 1,140,873             1,201,688
                                                              --------------------------------------------
Total current assets                                                  32,110,050            30,616,553

Property and equipment, at cost (Notes 4 and 5)                       21,161,344            20,501,534
Less accumulated depreciation                                         10,509,619             9,459,443
                                                              --------------------------------------------
Net property and equipment                                            10,651,725            11,042,091

Other assets (Notes 2 and 5):
   Notes receivable                                                    3,165,486             4,366,432
   Net investment in sales-type leases                                 1,254,330             2,254,722
   Other                                                                 241,776               312,741
                                                              --------------------------------------------
Total other assets                                                     4,661,592             6,933,895
                                                              --------------------------------------------
                                                                     $47,423,367           $48,592,539
                                                              ============================================

                                                                              DECEMBER 31
                                                                      1996                  1995
                                                              --------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Notes payable (Note 5)                                            $ 2,964,916           $ 1,507,831
   Accounts payable                                                    7,359,161             7,102,503
   Dividends payable                                                     180,444               180,444
   Income taxes                                                          230,485               148,629
   Accrued liabilities:
     Insurance                                                         1,331,966             1,027,531
     Compensation                                                        919,350               818,703
     Profit-sharing                                                      292,289               304,019
     Other                                                               379,572               392,871
   Long-term debt due within one year (Note 5)                         7,300,679             4,703,306
                                                              --------------------------------------------
Total current liabilities                                             20,958,862            16,185,837

Long-term debt (Note 5)                                                3,329,267             9,789,973
Deferred income taxes (Note 7)                                           876,000               894,000

Shareholders' equity:
   Common stock, without par value; 6,000,000 shares
     authorized, 2,004,930 shares issued
     and outstanding (Note 6)                                          4,590,767             4,590,767
   Retained earnings                                                  17,668,471            17,131,962
                                                              --------------------------------------------
Total shareholders' equity                                            22,259,238            21,722,729


                                                              ============================================
                                                                     $47,423,367           $48,592,539
                                                              ============================================


See accompanying notes.

                             Chemi-Trol Chemical Co.

                              Statements of Income


                                                                YEAR ENDED DECEMBER 31
                                                     1996                1995                1994
                                             -------------------------------------------------------------
Revenues:
   Net sales                                       $69,556,888          $70,007,608         $66,763,748
   Interest and financing income                       895,238            1,040,868           1,060,224
                                             -------------------------------------------------------------
                                                    70,452,126           71,048,476          67,823,972
Costs and expenses:
   Cost of sales                                    59,744,177           60,622,638          57,712,244
   Selling                                           3,703,169            3,706,662           3,295,078
   General and administrative                        3,330,847            2,881,262           3,056,648
   Interest                                          1,577,650            1,391,209           1,145,283
                                             -------------------------------------------------------------
                                                    68,355,843           68,601,771          65,209,253
                                             -------------------------------------------------------------
Income before income taxes                           2,096,283            2,446,705           2,614,719

Income taxes (Note 7):
   Federal:
     Current                                           699,000              687,000             666,000
     Deferred                                            3,000              120,000             182,000
   State and local                                     136,000              165,000             157,000
                                             -------------------------------------------------------------
                                                       838,000              972,000           1,005,000
                                             -------------------------------------------------------------
Net income                                         $ 1,258,283          $ 1,474,705         $ 1,609,719
                                             =============================================================

Per common share (Note 6)                                $.63                 $.74                $.80
                                             =============================================================


See accompanying notes.

                             Chemi-Trol Chemical Co.

                       Statements of Shareholders' Equity

                  Years ended December 31, 1996, 1995 and 1994


                                                Common Stock
                                      ---------------------------------    Retained
                                          Shares          Amount           Earnings           Total
                                      --------------------------------------------------------------------
Balance - December 31, 1993              1,657,182        $  991,122        $19,027,715      $20,018,837
   Net income                                                                 1,609,719        1,609,719
   Cash dividends - $.33 per share
     (Note 6)                                                                  (656,207)        (656,207)
   10% stock dividend issued               165,614         1,801,052         (1,801,052)               -
   Cash dividend issued for
     fractional shares                                                           (1,133)          (1,133)
                                      --------------------------------------------------------------------
Balance - December 31, 1994              1,822,796         2,792,174         18,179,042       20,971,216
   Net income                                                                 1,474,705        1,474,705
   Cash dividends - $.36 per share
     (Note 6)                                                                  (721,774)        (721,774)
   10% stock dividend issued               182,134         1,798,593         (1,798,593)               -
   Cash dividend issued for
     fractional shares                                                           (1,418)          (1,418)
                                      --------------------------------------------------------------------
Balance - December 31, 1995              2,004,930         4,590,767         17,131,962       21,722,729
   Net income                                                                 1,258,283        1,258,283
   Cash dividends - $.36 per share
     (Note 6)                                                                  (721,774)        (721,774)
                                      ====================================================================
Balance - December 31, 1996              2,004,930        $4,590,767        $17,668,471      $22,259,238
                                      ====================================================================


See accompanying notes.

                             Chemi-Trol Chemical Co.


                            Statements of Cash Flows

                                                                    YEAR ENDED DECEMBER 31
                                                           1996              1995             1994
                                                     -----------------------------------------------------
OPERATING ACTIVITIES
Net income                                              $ 1,258,283       $ 1,474,705      $ 1,609,719
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Notes receivable from product sales                 (4,916,255)       (7,476,136)      (7,347,207)
     Collections from customers on notes receivable       5,145,795         4,681,181        4,328,688
     Notes receivable sold                                2,001,692         2,348,145        2,138,527
     Proceeds from sales-type leases                      1,600,771         2,023,828        1,085,206
     Additions to net investment in sales-type
       leases                                              (279,234)       (1,283,777)      (1,106,954)
     Depreciation                                         1,301,257         1,238,437        1,184,800
     Provision for deferred income taxes                      3,000           120,000          182,000
     Gain on sale of property and equipment                 (14,185)          (47,168)          (4,825)
     Increase in allowance for doubtful accounts             70,000                 -                -
     Changes in operating assets and liabilities:
       Accounts receivable                               (4,031,202)         (543,785)      (2,414,999)
       Inventories                                        1,086,974        (2,418,981)        (897,912)
       Prepaid expenses                                      39,815           101,733          117,827
       Other assets                                          70,965            (9,230)        (143,985)
       Accounts payable                                     256,658           388,046        2,601,573
       Income taxes payable                                  81,856            43,132           71,340
       Accrued liabilities                                  380,053          (306,498)         (43,026)
                                                     -----------------------------------------------------
Net cash provided by operating activities                 4,056,243           333,632        1,360,772

INVESTING ACTIVITIES
Additions to property and equipment                        (925,920)       (2,171,262)      (1,298,677)
Proceeds from disposals of property and equipment            29,214           110,249           42,568
                                                     -----------------------------------------------------
Net cash used in investing activities                      (896,706)       (2,061,013)      (1,256,109)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                        3,379,808         8,300,500        3,418,178
Payments of long-term debt                               (7,243,141)       (4,791,733)      (4,701,801)
Net borrowings under line of credit                       1,457,085        (1,992,169)       2,200,000
Cash dividend payments                                     (721,774)         (705,386)        (641,297)
Payments in lieu of issuing fractional shares                     -            (1,418)          (1,133)
                                                     -----------------------------------------------------
Net cash provided by (used in) financing activities      (3,128,022)          809,794          273,947
                                                     -----------------------------------------------------

Increase (decrease) in cash                                  31,515          (917,587)         378,610
Cash at beginning of year                                    80,991           998,578          619,968
                                                     -----------------------------------------------------
Cash at end of year                                     $   112,506       $    80,991      $   998,578
                                                     =====================================================

Supplemental cash flow information:
   Cash paid for interest                               $ 1,574,702       $ 1,389,427      $ 1,144,411
                                                     =====================================================

   Cash paid for income taxes                           $   753,143       $   748,868      $   615,483
                                                     =====================================================

See accompanying notes

                             Chemi-Trol Chemical Co.

                          Notes to Financial Statements

                                December 31, 1996


1. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CREDIT PRACTICES

Credit terms are granted and periodically revised based on general industry practices and evaluations of the customers' credit reports, payment history and financial condition. The Company retains a security interest in products sold on the installment basis. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

INVENTORY VALUATION

Substantially all inventories are valued at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

NOTES RECEIVABLE

Notes receivable are due in installments from customers for sales of liquid propane gas tanks. The notes are issued for three or four year terms and bear interest based on the prevailing interest rate. At December 31, 1996, the carrying value of notes receivable approximates their fair value based on the Company's current incremental lending rates.

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

                             Chemi-Trol Chemical Co.

                          Notes to Financial Statements

                                December 31, 1996


1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues for product sales are recognized when goods are shipped to customers in accordance with their purchase orders. Contracts within the Chemical segment are typically completed by December 31 of each year. On an interim basis, these contracts are accounted for based on percentage completion.

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

2. NET INVESTMENT IN SALES-TYPE LEASES

The components of the net investment in sales-type leases at December 31 are as follows:

                                                                 1996                1995
                                                          ----------------------------------------
Minimum lease payments receivable                               $2,309,775          $3,944,355
Unearned financing income                                          371,325             684,368
                                                          ----------------------------------------
Net investment                                                   1,938,450           3,259,987
Current portion                                                    684,120           1,005,265
                                                          ----------------------------------------
Noncurrent portion                                              $1,254,330          $2,254,722
                                                          ========================================

At December 31, 1996 minimum lease payments receivable for each of the five subsequent years are as follows: 1997 - $869,000; 1998 - $665,000; 1999 -
$477,000; 2000 - $251,000 and 2001 - $49,000.

At December 31, 1996 the carrying value of sales-type leases approximates fair value based on the Company's current incremental lending rates.

                             Chemi-Trol Chemical Co.

                          Notes to Financial Statements

                                December 31, 1996


3. INVENTORIES

Inventories are comprised of the following at December 31:

                                                             1996                  1995
                                                     --------------------------------------------
Manufacturing inventories:
   Raw materials and supplies                              $ 2,584,509           $ 3,304,000
   Work in process                                             438,662               465,290
   Finished goods                                            1,188,521             2,061,184
Purchased inventory held for resale                          6,148,461             5,694,549
Materials used in contracting                                  352,524               274,628
                                                     ============================================
                                                           $10,712,677           $11,799,651
                                                     ============================================

Under the LIFO method, inventories have been reduced by approximately $1,544,000 and $1,766,000 at December 31, 1996 and 1995, respectively, from amounts which would have been reported under the first-in, first-out method.

4. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at December 31:

                                                             1996                  1995
                                                     --------------------------------------------
Land and land improvements                                  $ 1,253,866           $ 1,253,421
Buildings                                                     4,898,066             4,897,303
Machinery and equipment                                      10,130,938             9,194,219
Automobiles and trucks                                        4,857,556             4,764,544
Construction in process                                          20,918               392,047
                                                     ============================================
                                                            $21,161,344           $20,501,534
                                                     ============================================

                             Chemi-Trol Chemical Co.

                          Notes to Financial Statements

                                December 31, 1996


5. DEBT

The Company has a $15,000,000 bank line of credit available for revolving loans with interest payable at the bank's prime rate less 1/2% (7.75% and 8.00% at December 31, 1996 and 1995, respectively); revolving loans of $2,964,916 and $1,507,831 were outstanding at December 31, 1996 and 1995, respectively. Under this credit arrangement, the Company may convert, on or before May 2, 1997, up to $7,000,000 of revolving loans to term loans, payable over thirty-six or sixty months with interest at an annual rate equal to the yield for U. S. Treasury obligations of similar maturity plus a specified number of basis points. Converted term loans ($2,219,500 at December 31, 1996) reduce the line of credit available for revolving loans. Revolving loans are secured by accounts receivable and inventory; term loans are secured as described below.

The credit agreement, amended as of February 28, 1997, contains provisions which require the Company to, among other things, maintain minimum debt to net worth and current ratios, minimum tangible net worth and certain working capital levels. The Company was in compliance with these amended covenants at December 31, 1996.

The Company also has a $750,000 unused line of credit available for short-term borrowings with interest payable at a rate to be determined.

Long-term debt outstanding at December 31 consists of the following:

                                                                     1996                1995
                                                              ----------------------------------------
6.63% - 9.35% (6.08% - 9.35% in 1995), term
   loans due in varying monthly amounts with a
   final maturity in December, 2001, secured by
   certain sales-type leases and notes receivable of
   approximately $7,195,000 at December 31, 1996                    $ 7,194,941         $10,884,547
7 3/4% mortgage note with a final maturity in October, 1997, secured by tank production facility with a net book value
   of $4,169,000 at December 31, 1996
                                                                      3,435,005           3,608,732
                                                              ----------------------------------------
                                                                     10,629,946          14,493,279
Amount due within one year                                            7,300,679           4,703,306
                                                              ----------------------------------------
                                                                    $ 3,329,267         $ 9,789,973
                                                              ========================================

                             Chemi-Trol Chemical Co.

                          Notes to Financial Statements

                                December 31, 1996


5. DEBT (CONTINUED)

Annual maturities of long-term debt for the five years subsequent to December 31, 1996 are as follows: 1997 - $7,301,000; 1998 - $2,070,000; 1999 -
$1,050,000; 2000 - $190,000 and 2001 - $19,000.

At December 31, 1996, the carrying value of long-term debt approximates fair value based on the Company's current incremental borrowing rates.

6. COMMON STOCK

In March 1994 and 1995, the Company issued 10% stock dividends. Income and cash dividends per common share amounts for all years presented in the statements of income and shareholders' equity have been adjusted to reflect these stock dividends.

The Company has adopted a Shareholders' Rights Plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. Under the Rights Plan, each right will entitle shareholders to buy one one-hundredth of a share of common stock of the Company at an exercise price of $42.97 (as adjusted for the 10% stock dividends issued in March 1994 and 1995). The rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's common stock or announces a tender or exchange offer after which such person or group would beneficially own 30 percent or more of the common stock without the prior approval of the Company's Board of Directors, or if they determine that any person is an "Adverse Person." Under certain circumstances, the rights will become exercisable for common stock or other assets or securities of the Company or common stock of the surviving corporation in a merger involving the Company. In such event, the rights would entitle the holders thereof to purchase such stock at 50% of the then-current market value of the stock.

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

                             Chemi-Trol Chemical Co.

                          Notes to Financial Statements

                                December 31, 1996


7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                     1996                1995
                                                              ----------------------------------------
Deferred tax liabilities:
   Property and equipment                                           $1,054,000         $   953,000
   Prepaid expenses                                                     54,000              89,000
   Sales-type leases                                                    10,000              38,000
                                                              ----------------------------------------
Total deferred tax liabilities                                       1,118,000           1,080,000

Deferred tax assets:
   Accrued insurance                                                   270,000             256,000
   Inventories                                                         156,000             156,000
   Accrued compensation                                                149,000             152,000
   Allowance for doubtful accounts                                     129,000             105,000
   Other                                                                71,000              71,000
                                                              ----------------------------------------
Total deferred tax assets                                              775,000             740,000
                                                              ----------------------------------------
Net deferred tax liabilities                                        $  343,000         $   340,000
                                                              ========================================

Net deferred tax liabilities are included in the balance sheets at December 31 as follows:

                                                                     1996                1995
                                                              ----------------------------------------
Current assets                                                     $   533,000         $   554,000
Noncurrent liabilities                                                 876,000             894,000
                                                              ----------------------------------------
Net deferred tax liabilities                                       $   343,000         $   340,000
                                                              ========================================

                             Chemi-Trol Chemical Co.

                          Notes to Financial Statements

                                December 31, 1996


7. INCOME TAXES (CONTINUED)

The effective income tax rate differs from the statutory U. S. federal income tax rate for the following reasons and by the following percentages:

                                                             YEAR ENDED DECEMBER 31
                                                         1996         1995          1994
                                                     ----------------------------------------
Statutory U. S. federal income tax rate                  34.0%        34.0%         34.0%
Increase in taxes resulting from:
   State and local income taxes, net of federal tax
     effect                                               4.3          4.5           4.0
   Non-deductible expenses                                1.7          1.6           1.1
   Other                                                  -            (.4)          (.7)
                                                     ----------------------------------------
Effective income tax rate                                40.0%        39.7%         38.4%
                                                     ========================================

8. EMPLOYEES' RETIREMENT PLAN

The Company has a profit-sharing plan which provides retirement benefits for full-time employees. The plan provides for Company contributions at the discretion of the Board of Directors of an amount not to exceed that deductible for federal income tax purposes. Costs charged to operations amounted to $292,000 in 1996, $305,000 in 1995 and $527,000 in 1994.

9. SALE OF NOTES WITH RECOURSE

The Company has a contingent liability of approximately $3,087,000 at December 31, 1996 for customers' installment notes sold with recourse to the Chemi-Trol Chemical Company Profit Sharing Plan. The credit risk associated with these notes is minimal as the Company retains a security interest in the product sold on the installment basis.

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

                             Chemi-Trol Chemical Co.

                          Notes to Financial Statements

                                December 31, 1996


11. INFORMATION PERTAINING TO INDUSTRY SEGMENTS

The Company has four operating segments which are in separate industries. The Tank division produces and sells steel pressure tanks for the storage of liquid propane gas and anhydrous ammonia to customers in the U.S. and Canada; operations of the Chemical division involve the sale and application of highway pavement marking and vegetation control materials in the U.S.; the Cal-Van Tools division purchases for resale and manufactures automotive specialty hand tools for the U.S. and foreign automotive aftermarket; the Cory Orchard & Turf division sells agricultural chemicals, products and equipment to U. S. customers. Total revenues by segment include sales to unaffiliated customers, as reported in the Company's income statement, and intersegment sales, which are on substantially the same terms as sales to unaffiliated customers. No customer exceeds 10% of total revenues; however, one customer of Cal-Van Tools consisted of 22%, 14%, and 11% of total Company accounts receivable at December 31, 1996, 1995 and 1994, respectively. Operating profit (total revenues less operating expenses) excludes general corporate expenses, interest expense, corporate interest income, corporate other income and income taxes. Corporate assets include cash investments and the administrative offices.

The following summarizes the Company's operations and identifiable assets:

                                                                YEAR ENDED DECEMBER 31
                                                     1996                1995                1994
                                             -------------------------------------------------------------
Revenues:
   Tank                                            $34,171,719          $34,599,551         $33,185,903
   Cal-Van Tools                                    17,673,442           15,903,979          14,263,708
   Chemical                                         13,376,509           14,452,831          14,720,536
   Cory Orchard & Turf                               5,701,208            6,715,684           6,268,846
   Corporate interest                                    2,575               24,707              35,806
   Eliminations - inter-segment                       (473,327)            (648,276)           (650,827)
                                             =============================================================
Total revenues                                     $70,452,126          $71,048,476         $67,823,972
                                             =============================================================

                                                                YEAR ENDED DECEMBER 31
                                                     1996                1995                1994
                                             -------------------------------------------------------------
Operating profit:
   Tank                                            $ 4,221,715          $ 4,172,778         $ 4,039,036
   Cal-Van Tools                                       460,409              384,359             779,825
   Chemical                                            674,526              574,587             517,557
   Cory Orchard & Turf                                  26,085              222,345              16,944
                                             -------------------------------------------------------------
Total operating profit                               5,382,735            5,354,069           5,353,362

General corporate expenses                          (1,711,377)          (1,540,862)         (1,629,166)
Corporate interest expense                          (1,577,650)          (1,391,209)         (1,145,283)
Corporate interest income                                2,575               24,707              35,806
                                             -------------------------------------------------------------
Income before income taxes                         $ 2,096,283          $ 2,446,705         $ 2,614,719
                                             =============================================================

Identifiable assets:
   Tank                                            $25,346,790          $28,449,834         $26,928,426
   Cal-Van Tools                                    14,076,619           11,676,495           9,304,139
   Chemical                                          3,058,300            3,346,820           3,927,242
   Cory Orchard & Turf                               3,332,322            3,324,853           3,240,630
   Corporate assets                                  1,609,336            1,794,537           2,516,923
                                             -------------------------------------------------------------
Total assets                                       $47,423,367          $48,592,539         $45,917,360
                                             =============================================================

Depreciation:
   Tank                                            $   576,549          $   565,766         $   542,420
   Cal-Van Tools                                       263,689              222,842             191,297
   Chemical                                            324,944              296,107             304,731
   Cory Orchard & Turf                                  87,298               93,455              91,050
   Corporate assets                                     48,777               60,267              55,302
                                             -------------------------------------------------------------
Total depreciation                                 $ 1,301,257          $ 1,238,437         $ 1,184,800
                                             =============================================================

                             Chemi-Trol Chemical Co.

                          Notes to Financial Statements

                                December 31, 1996


11. INFORMATION PERTAINING TO INDUSTRY SEGMENTS (CONTINUED)

                                                                YEAR ENDED DECEMBER 31
                                                     1996                1995                1994
                                             -------------------------------------------------------------
Capital expenditures:
   Tank                                             $256,145           $  596,230          $  383,928
   Cal-Van Tools                                     283,997            1,034,017             404,376
   Chemical                                          341,093              404,624             336,732
   Cory Orchard & Turf                                 8,430              115,349              95,357
   Corporate assets                                   36,255               21,042              78,284
                                             -------------------------------------------------------------
Total capital expenditures                          $925,920           $2,171,262          $1,298,677
                                             =============================================================

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The following information as of March 1, 1997 is furnished with respect to each director, each executive officer and certain significant employees:

                                                    Director
                           Offices and Positions  Continuously  Current term
      Name          Age    Held with the Company     Since      through July
      ----          ---    ---------------------     -----      ------------
Arthur F. Doust     73     Director, Chairman of      1952          1999
                           the Board and Chief
                           Executive Officer

Robert W. Woolf     54     Director and President     1987          1997

John P. Simcox      47     Director, Vice President   1990          1998
                           and General Manager - Tank
                           Division

Kevin D. Lauck      46     Director, Secretary and    1990          1999
                           Controller

Robert F. Veh       67     Director                   1975          1998

W. Burton Lloyd     58     Director                   1986          1999

Robert H. Moyer     68     Director                   1992          1997

Fred J. Roynon      64     Director                   1993          1998

Richard J. Dudley   66     Director                   1993          1997


Gerald J. Porczak   62     Treasurer, General Manager  --            --
                           Lease and Finance
                           Division

James C. Herl       50     General Manager,  Chemical  --            --
                           Group

James R. LaBenne    51     General Manager - Cal-Van
                           Tools Division              --            --

Jon M. Cravens      44     General Manager - Cory
                           Orchard & Turf Division     --            --

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

         Gerald J. Porczak joined the Company in 1966. He has served as Treasurer (1993 until his retirement on March 7, 1997), General Manager of the Lease and Finance Division (1978 until his retirment on March 7, 1997) and as Corporate Credit Manager (1966 until his retirement March 7, 1997).

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

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Jon M. Cravens, General Manager at the Cory Orchard & Turf Division, was delinquent in filing a Form 4 Statement of Changes in Beneficial Ownership, to report the sale of 1000 shares of stock in March of 1996, but timely filed form 5 to rectify the delinquency. The Company believes that all other Directors and Officers have timely filed all reports required by Section 16(a) of the Act.

         Directors of the Company are elected at the Company's annual meeting of shareholders for a term of three years and until their successors are elected and qualified. The executive officers of the Company are elected by and serve at the pleasure of the Board of Directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION



Summary Information

         The following table summarizes the total compensation for each of the last three years of (i) the Company's Chief Executive Officer and (ii) any of its other four most highly compensated executive officers who received salary and bonus in 1996 in excess of $100,000.


                           Summary Compensation Table

                                         Annual Compensation
                         ----------------------------------------------------
Name and                                            Other          All Other
Principal                                           Annual         Compen-
Position         Year     Salary $     Bonus $   Compensation      sation $
--------         ----     --------     -------   ------------      --------
Arthur F. Doust  1996     55,996       24,000       3,000(a)       2,480(b)
Chairman and     1995     53,225       17,000       3,000(a)       2,177(b)
CEO              1994     40,379       24,000       3,000(a)       3,863(b)


Robert W. Woolf  1996    106,814       20,000       3,000(a)       3,931(b)
President and    1995    102,086       18,125       3,000(a)       3,726(b)
COO              1994     87,899       25,500       3,000(a)       6,804(b)

(a) Director Fees paid for service on Board of Directors.
(b) Company's profit sharing plan account contribution.

         During the year ended December 31, 1996, each Director of the Company was compensated for services as a Director by the total payment of $3000 for the four regularly scheduled meetings. Outside or independent Directors are compensated $400 for attending special meetings that are scheduled on days other than the regular quarterly meetings.

Executive Employment Agreements

         In August 1996, the Company entered into agreements to employ Mr. Robert Woolf as the President and Chief Operating Officer, Mr. John P. Simcox as Vice President and General Manager of the Tank Division, and Mr. Kevin D. Lauck, as Secretary and Controller for terms of three-years. The employment agreements provide for annual base compensation equal to an amount which is not less than the officer's annual base compensation on the date of the agreement and for an annual bonus which is not less than the greater of 15% annual base compensation or the bonus paid in the preceding fiscal year. In addition the employment agreements provide that during the term of the agreement and for one year thereafter, the officers shall not compete with any business carried on by the Company (provided that no change of control shall have occurred). The agreements further provide that if the officer's employment is terminated following a change of control, other than for cause, disability or retirement, the officer shall be entitled to receive, in lieu of any salary or bonuses payable under the agreement, an amount equal to three times the present value of his annual base compensation and bonus plus the cash surrender value of all life insurance maintained by the Company on the officer's life.

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

Stock Performance Graph
-----------------------

         Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock against the cumulative total return of the S & P 500 Stock Index and the Diversified Mfg. Group for the period commencing December 31, 1991, and ending December 31, 1996.


                                    [GRAPH]


         Assumes that the value of the investment in Chemi-Trol Chemical Common Stock and each index was $100 on December 31, 1991, and that all dividends were reinvested monthly.


Source:  S&P Compustat Base Year = 100: 12/31/91

Company Name                  Dec.-91  Dec.-92  Dec.-93  Dec.-94  Dec.-95  Dec.-96
Chemi-Trol Chemical Co.        100.00   128.06   146.33   151.30   179.66   166.48
S&P 500 COMP-LTD               100.00   107.61   118.41   120.01   164.95   202.72
Manufacturing (Div.INDLS)      100.00   108.38   131.55   136.19   191.71   264.15

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners
               -----------------------------------------------

         Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's voting shares on December 31, 1996.

                                                   Amount and
                                                    Nature of
Title of             Name and Address              Beneficial      Percent
Class               of Beneficial Owner           Ownership (1)   of class
-----               -------------------           -------------  ----------
Common Shares       Trilon Dominion Partners,       241,351(2)     12.03%
                    L.L.C.
                    F/K/A Venture Capital,
                    Equities, L.L.C.
                    250 Park Avenue, Suite 2020
                    New York, NY 10017

Common Shares       Arthur F. Doust                 252,515(3)     12.59%
                    2690 C.R. 69
                    Gibsonburg, OH 43431

Common Shares       David Meredith Hudson,          100,346(4)      5.00%
                    President
                    Hudson Capital Management
                    239 NW 13th Ave., Ste. 207
                    Portland, OR  97209

-------------

(1) All shares are held of record with sole voting and investment power unless otherwise indicated.

(2) Based upon most recent Schedule 13D filing dated September 27, 1996. VC Holdings, Inc., the sole manager and the holder of 100% of the voting interests of Trilon Dominion Partners, L.L.C. ("the L.L.C."), is the indirect beneficial owner of the 241,351 shares of common stock of the issuer owned by L.L.C. Ronald W. Cantwell ("Mr. Cantwell") is the holder of 100% of the capital stock of VC Holdings, Inc., which is the sole manager and the holder of 100% of the voting interests of L.L.C. Consequently, Mr. Cantwell is the indirect beneficial owner of the 241,351 shares of common stock of the issuer owned by the L.L.C. Dominion Capital, Inc. holds a 50% non-voting preferred interest in the L.L.C. Dominion Capital, Inc. has disclaimed beneficial ownership of these securities.

(3) Includes (a) 157,014 shares held in trust by Arthur F. Doust and Anna K. Doust, Co-Trustees, of which 78,507 shares are held for their own benefit; (b) 44,765 shares owned by Anna K. Doust, wife of Arthur F. Doust; and and (c) 12,743 shares owned by the children of Arthur F. Doust.

(4)  Based upon the most recent Schedule 13 G dated December 21, 1995.
Includes (a) 15,890 shares held by Hudson Capital Management, Inc., Registered Investment Advisor, whose President David Meredith Hudson has sole voting power over these shares; (b) 80,826 shares held by Hudson Capital Management, Inc., General Partner for Portland Partners, an Oregon Limited Partnership, whose President David Meredith Hudson has sole voting power over these shares; (c) 1,452 shares held as joint tenants with rights of survivorship by David Meredith and Roseanna Hudson; and 2,178 shares held by David Meredith Hudson.


         (b)  Security Ownership of Management
              --------------------------------

         The following table sets forth information as to the beneficial ownership of the Common Shares of the Company, as of December 31, 1996, by each Director of the Company and by all directors and officers of the Company as a group:

                                                   Amount and
                                                   Nature of
                                                   Beneficial
Beneficial Owner        Title of Class            Ownership(1)      Percent
----------------        --------------            ------------      -------
Arthur F. Doust          Common Shares             252,515(2)        12.59%

Robert W. Woolf          Common Shares               4,070             .20%

John P. Simcox           Common Shares               1,500             .07%

Kevin D. Lauck           Common Shares               2,852             .14%

Robert F. Veh            Common Shares              19,665(3)          .98%

W. Burton Lloyd          Common Shares              61,463(4)         3.07%

Robert H. Moyer          Common Shares               2,452             .12%

Fred J. Roynon           Common Shares                 500             .02%

Richard J. Dudley        Common Shares                 242             .01%

All directors and        Common Shares             384,064           19.16%
officers as a group
(13 persons)

------------

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

(3) Includes (a) 1,016 shares owned by Wanda Veh, wife of Robert F. Veh.

(4) Includes (a) 58,269 shares owned by Roselyn Lloyd, wife of W. Burton Lloyd.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         No disclosure required.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

         (a) 1. and 2.  Financial Statements and Financial Statement
                        --------------------------------------------
         Schedule
         --------


                                                                   Page
Balance sheets at December 31, 1996 and 1995                        20 & 21

Statements of income for each of the three
years in the period ended December 31, 1996                         22

Statements of shareholders' equity for each
of the three years in the period ended
December 31, 1996                                                   23

Statements of cash flows for each of the three
years in the period ended December 31, 1996                         24

Notes to financial statements                                       25

Schedule for each of the three years in the period ended December 31, 1996:

    VIII - Reserves                                                 47

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

         (a)  3.  Exhibits

Exhibit
 Number           Description of Document
 ------           -----------------------
    3(i)          Amended Articles of Incorporation of the Registrant
                    (Incorporated herein by reference to Exhibit 3.1 to
                    Form 10-K annual report for year ended December 31, 1993).

    3(ii)         Amended and Restated Code of Regulations of the
                    Registrant.  (Incorporated herein by reference to
                    Exhibit 3.2 to Form 10-K annual report for year
                    ended December 31, 1993).

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

    4.5           Amended and Restated Credit Agreement between the Registrant and Fifth Third Bank authorizing borrowing by the Registrant of up to $15,000,000.

    4.6           Amendment to credit agreement between the Registrant
                    and Fifth Third Bank dated as of February 28, 1997 (see
                    Exhibit 4.5 above) amending the terms of the credit agreement.


Exhibit
 Number         Description of Document
 ------         -----------------------
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

 10.1           Agreement between the Registrant and Sumitomo Shoji America,
                  Inc. dated September 14, 1976 granting Sumitomo a right of first refusal to supply steel plate to the Tank Division
                  (Incorporated herein by reference to Exhibit 13(b)(2) to the Registration Statement).

 10.2           Lease between the Registrant and the Toledo Trust
                  Company (now KeyBank N.A.) dated December 9, 1980 and a representative schedule of leased equipment dated
                  December 29, 1980 (Incorporated herein by reference to Exhibit 10 (i) to the Registrant's Form 10-K Annual Report for the year ended December 31, 1980).

 10.3           Equipment Lease Agreement between the Registrant and
                  Society National Bank of Northwest Ohio (now KeyBank N.A.)
                  dated September 23, 1983 and a Representative schedule of leased equipment dated December 29, 1983 (Incorporated herein by reference to Exhibit 10(m) to Registrant's Form 10-K
                  Annual Report for the year ended December 31, 1983).

 10.4           Collective Bargaining Agreement between the Registrant
                  and the United Steelworkers of America, AFL-CIO-CLC, Local
                  Union No. 1915, dated May 1, 1996.

 10.5           Agreement between the Registrant and Laborers Inter-
                  National Union, Local No. 480, effective March 1, 1997.

 10.6           Form of Employment Agreements dated August 1, 1996 between the
                  Registrant and Robert A. Woolf, President, John P. Simcox,
                  Vice President and Kevin D. Lauck, Secretary.

Exhibit
 Number         Description of Document
 ------         -----------------------
 22             Subsidiaries of the Registrant (No Exhibit is
                  included because the Registrant has no subsidiaries).

 27             Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

         On December 6, 1996 the Registrant filed a From 8-K reporting under
Item 5, other events, the announcement that it had retained McDonald & Co. to advise it in connection with the potential sale of two of its non-core businesses; the Cal-Van Tools and Cory Orchard & Turf Divisions. The filing included as an exhibit the press release dated December 6, 1996.

                             CHEMI-TROL CHEMICAL CO.

                            SCHEDULE VIII - RESERVES


                  Years ended December 31, 1996, 1995, and 1994


                                                Additions                    Balance
                                 Balance at     charged to    Deductions     at end
                                 Beginning      costs and     from           of
        Description              of period      expenses      Reserves       period
        -----------              ---------      --------      --------       ------
Year ended December 31, 1996:
 Allowance for doubtful
 accounts                         $310,000      $403,218      $333,218(a)    $380,000

Year ended December 31, 1995:
 Allowance for doubtful
 accounts                          310,000        95,848        95,848(a)    $310,000

Year ended December 31, 1994:
 Allowance for doubtful
 accounts                          310,000        44,389        44,389(a)    $310.000


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



Gibsonburg, Ohio
March 21, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/S/ ARTHUR F. DOUST                    /S/ ROBERT W.  WOOLF
-------------------------------        -------------------------------
Arthur F. Doust, March 21, 1997        Robert W. Woolf, March 21, 1997
(Director and Principal Executive      (Director and President)
Officer)



/S/ RICHARD J. DUDLEY                  /S/ JOHN P. SIMCOX
-------------------------------        -------------------------------
Richard J. Dudley, March 21, 1997      John P. Simcox, March 21, 1997
(Director)                             (Director and Vice President)




/S/ ROBERT H. MOYER                    /S/ ROBERT F. VEH
-------------------------------        -------------------------------
Robert H. Moyer, March 21, 1997        Robert F. Veh, March 21, 1997
(Director)                             (Director)




/S/ FRED J. ROYNON                     /S/ W. BURTON LLOYD
-------------------------------        -------------------------------
Fred J. Roynon, March 21, 1997         W. Burton Lloyd, March 21, 1997
(Director)                             (Director)



/S/ KEVIN D. LAUCK
-------------------------------
Kevin D. Lauck, March 21, 1997
(Director and Secretary)


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


--------------------------------------------------------------------------------
         No Annual Report covering the Registrant's last fiscal year or proxy soliciting material for any meeting of security holders since the 1996 Annual Meeting has been sent to the Registrant's security holders. Such report and proxy material for the Registrant's 1997 Annual Meeting will be furnished to security holders subsequent to the filing of this Annual Report.

                             FORM 10-K EXHIBIT INDEX

Exhibit                                                               Page
 Number   Description of Document                                    Number
 ------   -----------------------                                    ------
3(i)      Amended Articles of Incorporation of the Registrant          ---
          (Incorporated herein by reference to Exhibit 3.1 to
          Form 10-K annual report for year ended December 31, 1993).

3(ii)     Amended and Restated Code of Regulations of the              ---
          Registrant. (Incorporated herein by reference to
          Exhibit 3.2 to Form 10-K annual report for year ended
          December 31, 1993).

4.1       Articles Fourth and Fifth of the Amended Articles            ---
          of Incorporation of the Registrant (Incorporated
          herein by reference to Exhibit 3.1 to Form 10-K
          annual report for year ended December 31, 1993).

4.2       Articles II, III, VIII and XIII of the Amended and           ---
          Restated Code of Regulations of the Registrant
          (Incorporated herein by reference to Exhibit 3.2 to
          Form 10-K annual report for year ended December 31, 1993).

4.3       Specimen Common Share Certificate (Incorporated              ---
          herein by reference to Exhibit 4(d) to Form S-1
          Registration Statement No. 2-59959 of the
          Registrant filed on September 27, 1977 (the
          "Registration Statement")).

4.4       Shareholder rights plan of the Registrant dated              ---
          May 27, 1993 (Incorporated herein by reference to
          Exhibit 5(a) to Form 8-K Current Report of the
          Registrant dated May 27, 1993).

4.5       Amended and Restated Credit Agreement between the             53
          Registrant and Fifth Third Bank authorizing borrowing
          by the Registrant of up to $15,000,000.

4.6       Amendment to credit agreement between the Registrant          64
          and  Fifth Third Bank dated as of February 28, 1997
          (See Exhibit 4.5 above) amending the terms of the
          credit agreement.


Exhibit                                                                 Page
 Number   Description of Document                                      Number
 ------   -----------------------                                      ------
          No other instruments defining the rights of holders of
          long-term debt of the Registrant have been included as an
          exhibit because the total amount of indebtedness authorized by any such instrument does not exceed 10% of the total assets of the Registrant. The Registrant hereby agrees to furnish
          supplementally a copy of any omitted long-term debt instrument to the Commission upon request.

10.1      Agreement between the Registrant and Sumitomo Shoji           ---
          America, Inc. dated September 14, 1976 granting
          Sumitomo a right of first refusal to supply steel
          plate to the Tank Division (Incorporated herein by reference to Exhibit 13(b) (2) to the Registration Statement).

10.2      Lease between the Registrant and the Toledo Trust             ---
          Company (now KeyBank N.A.) dated December 9, 1980
          and a representative schedule of leased equipment
          dated December 29, 1980 (Incorporated herein by
          reference to Exhibit 10 (i) to the Registrant's Form
          10-K Annual Report for the year ended December 31, 1980).

10.3      Equipment Lease Agreement between the Registrant and          ---
          Society National Bank of Northwest Ohio (now KeyBank
          N.A.) dated September 23, 1983 and a Representative
          schedule of leased equipment dated December 29, 1983
          (Incorporated herein by reference to Exhibit 10(m)
          to Registrant's Form 10-K Annual Report for the year
          ended December 31, 1983).

10.4      Collective Bargaining Agreement between the Registrant         66
          and the United Steelworkers of America, AFL-CIO-CLC,
          Local Union No. 1915, dated May 1, 1996.

10.5      Agreement between the Registrant and Laborers Inter-          104
          National Union, Local No. 480, effective March 1, 1997.

10.6      Form of Employment Agreements dated August 1, 1996            108
          between the Registrant and Robert W. Woolf, President,
          John P. Simcox, Vice President, and Kevin D. Lauck,
          Secretary.

Exhibit                                                                 Page
 Number   Description of Document                                      Number
 ------   -----------------------                                      ------
22        Subsidiaries of the Registrant (No Exhibit is                 ---
          included because the Registrant has no subsidies).

27        Financial Data Schedule