Form 10-Q
period 1997-03-31
CHEMI TROL CHEMICAL CO
filed 1997-05-12
CIK 215420

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997
                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _______ to ________


                           COMMISSION FILE NO. 018797

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

  The registrant has 2,004,930 common shares, no par value, outstanding as of
                                 March 31, 1997

                         This document contains 10 pages

                          PART 1. FINANCIAL INFORMATION
 Financial Statements
 --------------------

         The accompanying condensed balance sheets as of March 31, 1997 and 1996, and related statements of income and retained earnings and statements of cash flows for the periods ended March 31, 1997 and 1996 are unaudited but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The accompanying condensed balance sheet as of December 31, 1996 has been derived from the audited year end financial statements. These financial statements presented are for interim periods and do not include all disclosures normally provided in annual financial statements; they should be read in conjunction with financial statements and notes thereto appearing in the Company's 1996 annual report to shareholders. The interim results of operations are not necessarily indicative of the results for the complete year.

                             CHEMI-TROL CHEMICAL CO.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                        Three months ended
                                                ----------------------------------
                                                March  31, 1997    March  31, 1996
                                                ---------------    ---------------
Revenues:
  Net sales                                        $ 13,863,777      $ 10,734,986
  Interest and financing income                         227,062           301,019
                                                   ------------      ------------
                                                     14,090,839        11,036,005

Costs and expenses:
   Cost of sales                                     11,720,890         9,512,430
   Selling expenses                                     706,196           833,863
   General and administrative expenses                  794,751           545,259
   Interest                                             187,050           326,995
                                                   ------------      ------------
                                                     13,408,887        11,218,547
Income (loss)  from continuing operations
   before income taxes                                  681,952          (182,542)
Provision  (credit) for income taxes                    272,385           (72,532)
                                                   ------------      ------------
Income  (loss) from continuing operations               409,567          (110,010)
Discontinued operations (Note 4):
   Loss from discontinued operations
     net of tax credits of $ 27,082 in 1997
     and $ 11,468 in 1996                               (40,721)          (17,385)
  Gain on disposal of division
     net of tax of $ 179,697                            270,198                --
                                                   ------------      ------------
Gain (loss) from discontinued operations                229,477           (17,385)
                                                   ------------      ------------
Net income (loss)                                       639,044          (127,395)
Retained earnings at beginning of period             17,668,471        17,131,962
                                                   ------------      ------------
Retained earnings at end of period                 $ 18,307,515      $ 17,004,567
                                                   ============      ============

Income (loss) per common share
  Continuing operations                            $        .20      $       (.05)
  Discontinued operations (Note 4):
     Loss from operations                                  (.02)             (.01)
     Gain on disposal of division                           .14                --
                                                   ------------      ------------
Net income (loss) per common share                 $        .32      $       (.06)
                                                   ============      ============


                             See accompanying notes
                                       -2-

                             CHEMI-TROL CHEMICAL CO.
                            CONDENSED BALANCE SHEETS


                                                               March  31,     December 31,      March 31,
                                                                  1997            1996            1996
                                                              -------------------------------------------
ASSETS
Current assets:
  Cash                                                        $     9,214     $   112,506     $    61,764
  Notes and accounts receivable                                17,518,745      18,965,249      17,103,993
  Net investment in sales-type leases                             674,782         684,120         986,532
  Inventories (Note 1)                                          8,523,377       8,861,127      11,646,989
  Prepaid expenses and other assets                             1,510,254       1,140,873       1,721,930
  Current assets of discontinued operations (Note 4)                   --       2,346,175       3,438,225
                                                              -----------     -----------     -----------
               Total current assets                            28,236,372      32,110,050      34,959,433

Property, plant and equipment,  net                             9,822,499       9,650,578      10,012,050

Investments and other assets                                    5,094,930       4,661,592       6,164,222
Property, plant and equipment of discontinued
  operations (Note 4)                                                  --       1,001,147       1,093,154
                                                              -----------     -----------     -----------
                                                              $43,153,801     $47,423,367     $52,228,859
                                                              ===========     ===========     ===========

LIABILITIES AND SHAREHOLDER'S EQUITY Current liabilities:
  Notes payable                                               $        --     $ 2,964,916     $ 5,652,397
  Accounts payable                                              6,314,825       7,359,161       7,915,106
  Income taxes                                                    367,203         230,485          11,065
  Dividends payable                                                    --         180,444              --
  Accrued liabilities                                           2,870,775       2,923,177       2,575,848
  Long-term debt due within one year                            7,168,751       7,300,679       4,873,873
                                                              -----------     -----------     -----------

               Total current liabilities                       16,721,554      20,958,862      21,028,289

Long-term debt                                                  2,657,965       3,329,267       8,711,236

Deferred federal income tax                                       876,000         876,000         894,000

Shareholder's equity:
  Common stock, without par value;
   6,000,000 shares authorized
   2,004,930 shares issued and
  outstanding (Note 3)                                          4,590,767       4,590,767       4,590,767
  Retained earnings                                            18,307,515      17,668,471      17,004,567
                                                              -----------     -----------     -----------


               Total shareholders'
                 equity                                        22,898,282      22,259,238      21,595,334
                                                              -----------     -----------     -----------
                                                              $43,153,801     $47,423,367     $52,228,859
                                                              ===========     ===========     ===========

                             CHEMI-TROL CHEMICAL CO.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996



  OPERATING ACTIVITIES:                                            1997              1996
                                                                   -----             -----
  Income (loss) from continuing operations                    $   409,567      $  (110,010)
  Adjustments to reconcile income (loss) from
    continuing operations to cash
    provided (used) by continuing operations:
        Notes receivable from product sales                    (1,969,269)        (846,165)
        Notes receivable sold                                     400,271          691,217
        Collections from customers on notes
           receivable                                           1,079,520          940,753
        Proceeds from sales-type leases                           176,415          297,405
       Addition to net investment in sales-
           type leases                                           (117,872)        (104,808)
       Depreciation                                               308,331          292,126
       Gain on sale of  property
          and equipment                                           (41,312)         (26,525)
       Increase in allowance for doubtful accounts                 35,000               --
       Changes in operating assets and liabilities:
         Accounts receivable                                    1,441,815       (1,341,212)
         Inventories                                              337,750       (1,511,489)
         Prepaid expenses                                        (369,382)        (480,242)
        Other assets                                              (23,375)          96,477
        Accounts payable                                       (1,044,336)         812,603
        Income taxes payable                                      136,718         (177,564)
        Accrued liabilities                                       (52,402)         (37,276)
                                                              -----------      -----------
 Cash provided (used) by continuing operations                    707,439       (1,504,710)
 Cash provided (used) by discontinued operations (Note 4)       2,146,086       (1,220,075)
                                                              -----------      -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                2,853,525       (2,724,785)
INVESTING ACTIVITIES:
Additions to property and equipment                              (465,481)        (376,919)
Proceeds from disposals of property and
   equipment- continuing operations                                41,312           26,525
Net proceeds from sale of  property, plant and
   equipment of discontinued  operations (Note 4)               1,415,942               --
                                                              -----------      -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  991,773         (350,394)
FINANCING ACTIVITIES:
Notes payable -  net                                           (2,964,916)       4,144,566
Payments of  long-term debt                                      (803,230)        (908,170)
Dividend payments                                                (180,444)        (180,444)
                                                              -----------      -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               (3,948,590)       3,055,952
                                                              -----------      -----------
Decrease in cash                                                 (103,292)         (19,227)
Cash at beginning of period                                       112,506           80,991
                                                              -----------      -----------
Cash at end of period                                         $     9,214      $    61,764
                                                              ===========      ===========
Supplemental cash flow information:
  Cash paid for interest                                      $   205,617      $   284,024
                                                              ===========      ===========
  Cash paid for income taxes                                  $   288,282      $   158,633
                                                              ===========      ===========


                             See accompanying notes

                            CHEMI-TROL CHEMICAL CO.
                          NOTES TO FINANCIAL STATEMENTS

1.    Inventories
      -----------

      Inventories at March 31, 1997, December 31, 1996 and March 31, 1996 are as follows:


                                                   March  31,       December  31,          March  31,
                                                      1997              1996                  1996
                                                   --------------------------------------------------
      Manufacturing inventories:
          Raw material and supplies                $2,040,321         $ 2,584,509         $ 3,634,627
          Work in process                             513,584             438,662             469,193
           Finished goods                           1,185,714           1,188,521           2,602,155
       Purchased inventory held for resale          4,499,136           4,296,911           4,608,377
       Chemicals and other materials
          used in contracting                         284,622             352,524             332,637
                                                   ----------         -----------         -----------
                                                   $8,523,377         $ 8,861,127         $11,646,989
                                                   ==========         ===========         ===========

2.    Sale of Notes With Recourse
      ---------------------------

          The Company at March 31, 1997 has a contingent liability of $2,671,927 for customers' installment notes sold with recourse to the Chemi-Trol Chemical Company Profit Sharing Plan. The credit risk associated with these notes is minimal as the Company retains a security interest in the products sold on the installment basis.

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

4.    Discontinued Operations
      -----------------------

          On March 25, 1997, Chemi-Trol Chemical Co. sold its Cory Orchard and Turf Division to Terra International, Inc. "Terra" for approximately $4.8 Million under an asset purchase agreement. The sale resulted in a gain of $270,198 after taxes of $179,697. Terra is a Delaware Corporation having an address of 600 Fourth Street, PO Box 6000 Sioux City, IA 51202-6000. Summary operating results of the discontinued Cory Orchard and Turf operations for the quarter ended March 31st are as follows: 1997 1996 1995


       Revenues                                  $ 911,943          $ 1,126,495          $1,465,170
                                                 =========          ===========          ==========
       Income (loss) before income taxes           (67,803)             (28,853)             23,743
       Income taxes (credit)                       (27,082)             (11,468)              9,112
                                                 ---------          -----------          ----------
       Net income (loss)                         $ (40,721)         $   (17,385)         $   14,631
                                                 =========          ===========          ==========

          Interest on borrowings under the Company's general credit facilities was allocated to discontinued operations based on the ratio of net assets of the discontinued Cory Orchard and Turf operations to the total net assets of the Company plus existing debt under the Company's general credit facilities. Interest expense allocated to discontinued operations during the first quarter totaled $18,567 in 1997, $27,901 in 1996 and $21,567 in 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         Capsule segment results for the periods ended March 31, 1997 and 1996 are as follows:


                                                       Three months ended March 31
                                                       ---------------------------
                                                           1997             1996
                                                           ----             ----

Revenues  (unaffiliated customers):

    Tank                                             $  9,617,571      $  6,577,503
    Cal-Van Tools                                       3,576,702         4,016,773
    Chemical                                              891,703           433,832
    Corporate interest                                      4,863             7,897
                                                     ------------      ------------

      Total revenues                                 $ 14,090,839      $ 11,036,005
                                                     ============      ============

Operating profit  (loss):

    Tank                                             $  1,446,262      $    667,224
    Cal-Van Tools                                         (82,426)          (63,445)
    Chemical                                              (47,586)          (84,335)
                                                     ------------      ------------

       Total operating profit                           1,316,250           519,444

General corporate expenses                               (452,111)         (382,888)
Corporate interest income                                   4,863             7,897
Corporate interest expense                               (187,050)         (326,995)
                                                     ------------      ------------

      Income (loss)from continuing operations
        before income taxes                          $    681,952      $   (182,542)
                                                     ============      ============

    First quarter ended March 31, 1997 vs. first quarter ended March 31, 1996
    -------------------------------------------------------------------------

     The Company's 1997 first quarter revenues were the highest in the Company's history. Revenues from continuing operations rose 26.7% to $14,090,839 from $11,036,005 in the first quarter of last year. Income from continuing operations made a sharp rebound from the year-ago quarter to $409,567, or 20 cents a share, versus a loss of $110,010, or 5 cents a share, in 1996's quarter. Net earnings totaled $639,044, or 32 cents per share, compared to a loss of $127,395, or 6 cents per share, in the prior year.

     On March 25, 1997, the Company announced that it had successfully completed the sale of the assets of its Cory Orchard and Turf Division to Terra International, Inc. for approximately $4.8 million. The disposition was pursuant to a plan announced by the Company in December 1996 to concentrate on its core businesses: the Tank Division and the Chemical Group.

     The Tank Division scored record sales for the first quarter, up 49.5% to $9,395,372 from the prior year's $6,284,381. Operating profit from manufacturing rose 227% to 13% of sales or $1,224,063, from the year earlier's $374,102, or 6% of sales. Total operating profit which includes the leasing and finance operations, was $1,446,262 against $667,224 a year earlier.

The Company's Chemical Group sales rose 105.5% to $891,703 from $433,832 from the prior year when adverse weather led to a late spring season. This division had an operating loss of $47,586 for 1997's first quarter versus an operating loss last year of $84,335. The Chemical Group's first quarter is normally dominated by start-up costs associated with contracting, and primary earnings for this segment are generated in the second and third quarters.

     The Cal-Van Tools segment reported $3,576,702 in sales, down from a record $4,016,773 in 1996's first quarter. The operating loss for the division totaled $82,426 compared to a loss of $63,445 a year earlier. The overall automotive market was slow in the earlier part of the quarter but began to pick up in both February and March.

     On April 28, 1997 Chemi-Trol Chemical Co. and Ronald A. Peterson, Inc. jointly announced that they had signed a non-binding letter of intent under which Peterson will acquire Chemi-Trol's Cal-Van Tools unit for an undisclosed consideration. The transaction is contingent upon the parties negotiating a mutually satisfactory definitive agreement.

     For the Company as whole, net sales from continuing operations increased by 29.1% while cost of sales increased at a lessor rate of 23.2% and resulted in a 75.3% increase in gross profit. Selling expenses decreased by 15.3% largely as a result of the decrease in selling expenses at the Cal-Van Tools Division. General administrative expenses increased 45.8% largely as a result of increased bonus and profit sharing allocations at the higher profit level. Interest income decreased by approximately 24.6% as operations in the Leasing and Finance Division slowed. Interest expenses from continuing operations decreased sharply, by 42.8%, as average borrowings for working capital needs decreased during the first quarter of 1997. For the quarter the Company recorded income from continuing operations of $409,567, or 20 cents per share, compared to a loss of $110,010, or 5 cents per share in 1996. Current quarter income from discontinued operations totaled $299,477, or 12 cents per share, which was comprised of a $270,198 gain from the disposal of Cory Orchard and Turf Division combined with a current operating loss of $40,721. Net income totaled $639,044, or 32 cents per share, compared to a loss of $127,395 or 6 cents per share, in 1996's first quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Liquidity and Capital Resources
-------------------------------

         Liquidity is the measure of a company's ability to generate adequate funds to meet its needs. Funds can be generated internally from operations or externally by borrowing. Primary measures of liquidity include the amount of working capital, the working capital ratio and the ability to borrow long-term funds. As shown in the following chart, the Company remains in a good position as the ability to borrow funds remains strong as evidenced by the unused commitment for term financing and the unpledged notes and leases at March 31, 1997.


                                        March 31, 1997  March 31, 1996
                                        --------------  --------------

Working capital                          $11,514,818     $13,931,144
Working capital ratio                       1.7 to 1        1.7 to 1
Unused commitment for term financing
  of customer notes and leases             4,780,500       2,076,500
Unpledged notes and leases                 1,483,293       1,121,170


         A substantial amount of the Company's working capital over the past two years has been provided from operations. Long-term borrowings are used to finance customers' installment notes receivable and customers' sales-type leases of tanks sold by the Tank Division. The total outstanding amount borrowed to finance notes receivable was $6,070,250 and to finance sales-type leases was $1,479,355 at March 31, 1997. The Company has a commitment for year ended May 2, 1998 to provide long-term financing for tank notes and leases extended to customers for an additional $7 million beyond amounts currently outstanding on May 2, 1997.

         Due to the seasonal nature of the operation of the Company's Chemical Group and extended payment terms in certain other divisions, the Company has an uneven cash flow pattern. Operations of the Chemical Group begin approximately late-March and run through November. There are substantial start-up expenses for this division associated with inventory build-up and the purchase of equipment and supplies. Since the majority of the contracts performed by this division are for political sub-divisions and the contracts stretch over the entire summer season, a high percentage of the payments are not received until mid-September and October. As a result it is necessary for the Company to borrow short-term funds. For this reason, the Company has arranged a short-term borrowing limit of $15.75 million through local banks. The Company had not borrowed on its line at March 31, 1997.

         The capital expenditure budget for 1997 is $782,000. The Company intends to make these expenditures with funds provided from operations.

                           Part II. OTHER INFORMATION


         Item 6. Exhibits and Reports on Form 8-K
                 --------------------------------

                 (a) Exhibits

                     Exhibit 27- Financial Data Schedule

                 (b) Reports on Form 8-K.

         The registrant filed an 8-K dated March 25, 1997 which reported under item 5, other events the completion of the sale of its Cory Orchard and Turf Division to Terra International Inc. Terra purchased accounts receivable, inventory, and fixed assets and Chemi-Trol retained all liabilities. There were no financial statements filed as a part of this report.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHEMI-TROL CHEMICAL CO.



                                           /S/ KEVIN D. LAUCK
                                           --------------------------------
                                       By: Kevin D. Lauck, Secretary and
                                           Controller  (Chief Accounting
                                           Officer and Chief Financial Officer
                                           also signing on behalf of the
                                           registrant as duly authorized
                                           officer)







Dated: May 12, 1997