Form 10-Q
period 1997-06-30
CHEMI TROL CHEMICAL CO
filed 1997-08-08
CIK 215420

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

   x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15 (d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

               For the Transition Period From _______ to ________

                           COMMISSION FILE NO. 018797

                             CHEMI-TROL CHEMICAL CO.
             (Exact name of registrant as specified in its charter)

            OHIO                                       34-4439286
(State or other jurisdiction of                      (IRS employer
incorporation or organization)                      Identification No.)

2776 CR 69, Gibsonburg,  Ohio                             43431
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

         The registrant has 2,004,930 common shares, no par value, outstanding as of June 30, 1997

                         This document contains 11 pages

                          PART 1. FINANCIAL INFORMATION

Financial Statements
--------------------

         The accompanying condensed balance sheets as of June 30, 1997 and 1996, and related condensed statements of income and retained earnings and statements of cash flows for the periods ended June 30, 1997 and 1996 are unaudited but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The accompanying condensed balance sheet as of December 31, 1996 has been derived from the audited year end financial statements. These financial statements presented are for interim periods and do not include all disclosures normally provided in annual financial statements; they should be read in conjunction with financial statements and notes thereto appearing in the Company's 1996 annual report to shareholders. The interim results of operations are not necessarily indicative of the results for the complete year.

                             CHEMI-TROL CHEMICAL CO.
             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                             Three months ended                  Six months ended
                                      ------------------------------     -------------------------------
                                      June 30, 1997    June 30, 1996     June 30, 1997     June 30, 1996
Revenues:
  Net sales                            $ 17,839,934     $ 17,075,070     $ 31,703,711      $ 27,810,056
  Interest and financing income             235,616          197,133          462,678           498,152
                                       ------------     ------------     ------------      ------------
                                         18,075,550       17,272,203       32,166,389        28,308,208
Costs and expenses:
  Costs of sales                         15,416,410       14,965,971       27,137,300        24,478,401
  Selling expenses                          704,497          789,227        1,410,693         1,623,090
  General and admin. expenses               759,593          652,584        1,554,344         1,197,843
  Interest                                  233,241          382,883          420,291           709,878
                                       ------------     ------------     ------------      ------------
                                         17,113,741       16,790,665       30,522,628        28,009,212
                                       ------------     ------------     ------------      ------------
Income from continuing operations
  before income taxes                       961,809          481,538        1,643,761           298,996
Provision for income taxes                  363,000          199,532          635,385           127,000
                                       ------------     ------------     ------------      ------------
Income from continuing operations           598,809          282,006        1,008,376           171,996
Discontinued operations (Note 4):
  Income (loss) from discontinued
    operations net of tax                        --           76,216          (40,721)           58,832
  Gain on disposal of division
     net of tax                                  --               --          270,198                --
                                       ------------     ------------     ------------      ------------
Income from discontinued
  operations                                     --           76,216          229,477            58,832
                                       ------------     ------------     ------------      ------------
Net income                                  598,809          358,222        1,237,853           230,828
Retained earnings at beginning
  of period                              18,307,515       17,004,567       17,668,471        17,131,962
                                       ------------     ------------     ------------      ------------
                                         18,906,324       17,040,389       18,906,324        17,362,790
Dividends declared                          180,445          180,443          180,445           180,444
                                       ------------     ------------     ------------      ------------
Retained earnings at end of
    period                             $ 18,725,879     $ 17,182,346     $ 18,725,879      $ 17,182,346
                                       ============     ============     ============      ============
Income (loss) per common share
  Continuing operations                $        .30     $        .14     $        .50      $        .09
  Discontinued operations (Nt. 4):
    Income (loss) from operations                --              .04             (.02)              .03
    Gain on disposal of division                 --               --              .14                --
                                       ------------     ------------     ------------      ------------

Net income per
   common share                        $        .30     $        .18     $        .62      $        .12
                                       ============     ============     ============      ============


                             See accompanying notes.


                                       (2)

                             CHEMI-TROL CHEMICAL CO.
                            CONDENSED BALANCE SHEETS

                                                               June  30,      December 31,      June 30,
                                                                 1997             1996            1996
                                                              -------------------------------------------
ASSETS
Current assets:
  Cash                                                        $    27,302     $   112,506     $    60,620
  Notes and accounts receivable                                19,083,950      18,965,249      22,286,472
  Net investment in sales-type leases                             516,387         684,120         785,347
  Inventories (Note 1)                                          8,150,301       8,861,127      10,409,896
  Prepaid expenses and other assets                             1,132,585       1,140,873       1,299,581
  Current assets of discontinued operations (Note 4)                   --       2,346,175       3,392,753
                                                              -----------     -----------     -----------
               Total current assets                            28,910,525      32,110,050      38,234,669

Property, plant and equipment,  net                             9,770,149       9,650,578      10,104,138

Investments and other assets                                    4,143,782       4,661,592       5,019,614
Property, plant and equipment of discontinued
  operations (Note 4)                                                  --       1,001,147       1,042,763
                                                              -----------     -----------     -----------
                                                              $42,824,456     $47,423,367     $54,401,184
                                                              ===========     ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                               $   449,118     $ 2,964,916     $ 8,419,917
  Accounts payable                                              5,994,366       7,359,161       7,229,160
  Income taxes                                                    257,817         230,485         128,933
  Dividends payable                                                    --         180,444              --
  Accrued liabilities                                           3,181,295       2,923,177       2,790,042
  Long-term debt due within one year                            6,723,449       7,300,679       4,751,734
                                                              -----------     -----------     -----------

               Total current liabilities                       16,606,045      20,958,862      23,319,786

Long-term debt                                                  2,025,765       3,329,267       8,414,285

Deferred federal income tax                                       876,000         876,000         894,000

Shareholders' equity:
  Common stock, without par value;
    6,000,000 shares authorized
    2,004,930 shares issued and
    outstanding  (Note 3)                                       4,590,767       4,590,767       4,590,767
  Retained earnings                                            18,725,879      17,668,471      17,182,346
                                                              -----------     -----------     -----------

               Total shareholders'
                 equity                                        23,316,646      22,259,238      21,773,113
                                                              -----------     -----------     -----------
                                                              $42,824,456     $47,423,367     $54,401,184
                                                              ===========     ===========     ===========

                            See accompanying notes.


                                       (3)

                             CHEMI-TROL CHEMICAL CO.
                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

  OPERATING ACTIVITIES:                                           1997             1996
                                                              -----------       -----------
  Income from continuing operations                           $ 1,008,376      $   171,996
  Adjustments to reconcile income from
    continuing operations to cash provided (used)
    by continuing operations:
        Notes receivable from product sales                    (2,761,458)      (1,540,449)
        Notes receivable sold                                     847,010          965,082
        Collections from customers on notes
           receivable                                           2,127,868        2,287,159
        Proceeds from sales-type leases                           737,535        1,067,744
       Addition to net investment in sales-
           type leases                                           (169,395)        (125,058)
       Depreciation                                               619,180          598,588
       Gain on sale of  property
          and equipment                                           (41,712)         (15,177)
       Increase in allowance for doubtful accounts                 85,000               --
       Changes in operating assets and liabilities:
         Accounts receivable                                     (295,764)      (6,773,974)
         Inventories                                              710,825         (344,396)
         Prepaid expenses                                           8,288          (97,893)
         Other assets                                              (3,554)         (33,523)
         Accounts payable                                        (915,677)         126,657
         Income taxes payable                                      27,332          (19,696)
         Accrued liabilities                                      258,118          246,918
                                                              -----------      -----------
 Cash provided (used) by continuing operations                  2,241,973       (3,486,022)
 Cash provided (used) by discontinued operations (Note 4)       2,146,086       (1,027,899)
                                                              -----------      -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                4,388,059       (4,513,921)
INVESTING ACTIVITIES:
Additions to property and equipment                              (749,248)        (757,313)
Proceeds from disposals of property and
   equipment- continuing operations                                66,580           26,925
Net proceeds from sale of  property, plant and
   equipment of discontinued  operations (Note 4)               1,415,942               --
                                                              -----------      -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  733,274         (730,388)
FINANCING ACTIVITIES:
Notes payable -  net                                           (2,964,916)       6,912,086
Payments of  long-term debt                                    (1,880,732)      (2,487,568)
Proceeds from long-term borrowings                                     --        1,160,308
Dividend payments                                                (360,889)        (360,888)
                                                              -----------      -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               (5,206,537)       5,223,938
                                                              -----------      -----------
Decrease in cash                                                  (85,204)         (20,371)
Cash at beginning of period                                       112,506           80,991
                                                              -----------      -----------
Cash at end of period                                         $    27,302      $    60,620
                                                              ===========      ===========
Supplemental cash flow information:
  Cash paid for interest                                      $   398,918      $   701,203
                                                              ===========      ===========
  Cash paid for income taxes                                  $   760,668      $   190,765
                                                              ===========      ===========

                            See accompanying notes.
                                     (4)

                            CHEMI-TROL CHEMICAL CO.
                          NOTES TO FINANCIAL STATEMENTS

1.    Inventories
      -----------

      Inventories at June 30, 1997, December 31, 1996 and June 30, 1996 are as follows:

                                          June 30,      December 31,      June 30,
                                            1997            1996            1996
                                        -------------------------------------------
Manufacturing inventories:
   Raw material and supplies            $ 1,917,473     $ 2,584,509     $ 2,598,128
   Work in process                          425,833         438,662         556,411
    Finished goods                        1,040,963       1,188,521       1,833,657
Purchased inventory held for resale       3,887,171       4,296,911       4,608,265
Materials used in contracting               878,861         352,524         813,435
                                        -----------     -----------     -----------
                                        $ 8,150,301     $ 8,861,127     $10,409,896
                                        ===========     ===========     ===========


2.    Sale of Notes With Recourse
      ---------------------------

          The Company at June 30, 1997 has a contingent liability of $2,675,460 for customers' installment notes sold with recourse to the Chemi-Trol Chemical Company Profit Sharing Plan. The credit risk associated with these notes is minimal as the Company retains a security interest in the products sold on the installment basis.

3.    Net Income Per Common Share
      ---------------------------

           Net income per common share is based on the weighted average number of shares outstanding of 2,004,930. Shareholders' rights, which may have a potentially dilutive effect, have been excluded from the weighted average shares computation as conditions to the exercisability of such rights have not been satisfied.

4.    Discontinued Operations
      -----------------------

           On March 25, 1997, Chemi-Trol Chemical Co. sold its Cory Orchard and Turf Division to Terra International, Inc. "Terra" for approximately $4.8 Million under an asset purchase agreement. The sale resulted in a net gain of $270,198 after income taxes of $179,697. Terra is a Delaware Corporation having an address of 600 Fourth Street, PO Box 6000 Sioux City, IA 51202-6000. Summary operating results of the discontinued Cory Orchard and Turf operations for the quarter and six months ended June 30th are as follows:

                                         Three months ended              Six months ended
                                         ------------------              ----------------
                                    June 30, 1997   June 30, 1996  June 30, 1997  June 30, 1996
                                    -------------   -------------  -------------  -------------
Revenues                              $       --     $2,352,180     $  911,943      $3,478,675
                                      ==========     ==========     ==========      ==========

Income (loss) before income taxes     $       --     $  131,685     $  (67,803)     $  102,832
                                                                                    ----------
Income taxes (credit)                         --         55,468        (27,082)         44,000
                                      ----------     ----------     ----------      ----------


Net income (loss)                     $       --     $   76,217     $  (40,721)     $   58,832
                                      ==========     ==========     ==========      ==========


         Interest on borrowings under the Company's general credit facilities was allocated to discontinued operations based on the ratio of net assets of the discontinued Cory Orchard and Turf operations to the total net assets of the Company plus existing debt under the Company's general credit facilities. Interest expense allocated to discontinued operations during the six months ended June 30, 1997 was $18,567 and for the three months and the six months ended June 30, 1996 was $33,113 and $61,014, respectively.

                                       (5)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         Capsule segment results ( in thousands) for the periods ended June 30, 1997 and 1996 are as follows:

                                            Three months ended June 31   Six Months Ended June 30,
                                            ---------------------------   -------------------------
                                                 1997          1996          1997          1996
                                                 ----          ----          ----          ----

Revenues  (unaffiliated customers):
    Tank                                       $  8,761      $  6,727      $ 18,379      $ 13,305
    Cal-Van Tools                                 4,220         4,931         7,796         8,948
    Chemical                                      5,087         5,612         5,978         6,045
    Corporate interest                                8             2            13            10
                                               --------      --------      --------      --------

Total revenues                                 $ 18,076      $ 17,272      $ 32,166      $ 28,308
                                               ========      ========      ========      ========


Operating profit
    Tank                                       $  1,064      $    588      $  2,510      $  1,255
    Cal-Van Tools                                   233           271           150           207
    Chemical                                        261           429           214           345
                                               --------      --------      --------      --------


Total operating profit                            1,558         1,288         2,874         1,807

General corporate expenses                         (371)         (425)         (823)         (808)
Corporate interest income                             8             2            13            10
Corporate interest expense                         (233)         (383)         (420)         (710)
                                               --------      --------      --------      --------


Income from continuing operations
    before income taxes                        $    962      $    482      $  1,644      $    299
                                               ========      ========      ========      ========



Second quarter ended June 30, 1997 vs. Second quarter ended June 30, 1996
-------------------------------------------------------------------------

     The Company's second quarter revenues from continuing operations rose 4.7% to $18,075,550 from $17,272,203 in the second quarter of last year. Income from continuing operations increased sharply by 112% to $598,809, or 30 cents per share, compared to $282,006, or 14 cents per share, in 1996. Net earnings totaled $598,809, or 30 cents, compared to $385,222, or 18 cents per share in the prior year.

     The Tank Division scored record sales for the second quarter, up 30.6% to $8,533,249 from the prior year's $6,531,943. Operating profits from the manufacturing portion of the segment rose 113% to $835,955 from 1996 second quarter profits of $392,530. Total operating profit, which includes the leasing and finance operations, increased to $1,063,903 from $587,731 a year earlier.

     During the second quarter ended June 30, 1997 the Chemical Group's sales decreased by 9.4%. The decrease in sales was comprised of a 6.4% decrease in sales of the Contract Division and an 18.0% decrease in the sales of CADCO, the material sales division. Operating profits decreased from $428,870 to $261,124, in the current year second quarter, largely as a result of the decrease in sales and tighter margins in the pavement marking operations of the Contract Division.

                                       (6)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     Cal-Van Tools reported sales of $4,219,812 down 14.4% from the prior year's record sales of $4,931,335. Operating profits for the quarter were $232,936 against $270,920 in the 1996's second quarter, a decrease of 14.0%.

     On June 26, 1997 Chemi-Trol Chemical Co. and Ronald A. Peterson, Inc. jointly announced that they had ceased negotiations toward a definitive purchase agreement for Chemi-Trol's Cal-Van Tools Division. Previously on April 28, 1997, Chemi-Trol had announced that it had entered into a nonbinding letter of intent, subject to negotiation of a definitive purchase agreement, with Ronald
A. Peterson, Inc. Subsequently, Chemi-Trol reported that they had renewed their search for a buyer for its Cal-Van Tools Division.

     For the Company as a whole, net sales from continuing operations increased by 4.5% while cost of sales increased at a lesser rate of 3.0% resulting in a 14.9% increase in gross profit. Selling expenses decreased by 10.7% largely as a result of the decrease in selling expenses at the Cal-Van Tools Division. General and administrative expenses increased by 16.4% largely a result of increased bonus and profit sharing allocations at the higher profit level. Interest income for the second quarter increased by 19.2% as operations in leasing and financing rebounded slightly. Interest expenses from continuing operations decreased by 39.1% as average borrowings for working capital needs decreased sharply from the prior year levels. For the second quarter of 1997 the Company recorded income from continuing operations of $598,809 or 30 cents per share, compared to $282,006, or 14 cents per share, in 1996. Prior year second quarter income from discontinued operations was $76,216, or 4 cents per share, resulting in a net income number of $358,222 or 18 cents per share, in 1996 compared to a net income of $598,809, or 30 cents per share, earned in the second quarter of 1997.

First six months of 1997 vs. first six months of 1996
-----------------------------------------------------

     For the first six months of 1997 revenues from continuing operations totaled $32.2 million versus $28.3 million for the first half of 1996, an increase of 13.6%. Net income rose to a record 1.2 million, or 62 cents per share, after a gain on disposal of a division, versus $231,000, or 12 cents a share, a year earlier.

     The Tank Division, which during the first six months of 1997 account for 57% of the Company's revenues and 87% of the operating profit, reported record revenues up 38% over the prior year's slightly depressed six month levels. Operating profit for the division doubled to a record $2.5 million from $1.25 in the prior year, largely as a result of the increase in sales.

     During the first half of 1997, the Chemical Group revenues decreased slightly, by 1.1%, to $5.98 million while operating profit fell by 38%. Competitive bidding in the Pavement Marking operations of the Contract Division caused margins to tighten and was largely responsible for the Group's decrease in operating profit.

     The Cal-Van Tools segment recorded sales of $7.8 million, down 12.9% from a record $8.9 million in 1996's first half. The lower sales level, coupled with selling and general administrative expenses, decreasing at a lessor rate of 9.3%, resulted in operating profits for the segment decreasing by 27.5% to $150,510 from $207,475 in the first half of 1996.

     For the Company as a whole, net sales from continuing operations increased by 14.0%, while cost of sales increased at a lesser rate of 10.9%, and resulted in a 37.1% increase in gross profit. Selling

                                      (7)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

expenses decreased by 13.1% largely as a result of reduction in expenses at the Cal-Van Tools Division. General and administrative first expenses for the Company increased by 29.8%, largely as a result of increased bonus and profit sharing allocations at the higher profit level. For the first half of 1997 operations in leasing and financing slowed somewhat and was responsible for the 7.1% decrease in interest and financing income. Interest expenses decreased sharply, by 40.8%, as average borrowings for working capital needs of continuing operations decreased during the first half of 1997. For the first six months of 1997 the Company posted income from continuing operations of $1,008,376, or 50 cents per share, an increase of more than 5 times a year ago's earnings of $171,996, or 9 cents per share. Current first half income from discontinued operations totaled $229,477, or 12 cents per share, and was comprised of a $270,198 gain from the disposal of the Cory Orchard & Turf Division and a first half operating loss of $40,721. This compares to a first half income of $58,832, or 3 cents per share, for discontinued operations in 1996. Total Company net income totaled $1,237,853, or 62 cents per share, compared to $230,828 or 12 cents per share, in 1996's first half.

Liquidity and Capital Resources
-------------------------------

         Liquidity is the measure of a company's ability to generate adequate funds to meet its needs. Funds can be generated internally from operations or externally by borrowing. Primary measures of liquidity include the amount of working capital, the working capital ratio and the ability to borrow long-term funds. As shown in the following chart (in thousands), the Company remains in a good position and its ability to borrow funds remains strong as evidenced by the unused commitment for term financing and the unpledged notes and leases at June 30, 1997.

                                            June 30, 1997      December 31, 1996  June 30, 1996
                                            -------------      -----------------  -------------

Working capital                               $    12,304         $   11,151       $   14,915
Working capital ratio                           1.74 to 1          1.53 to 1        1.64 to 1
Unused commitment for term financing
  of customer notes and leases                $     7,000         $    4,781       $    7,500
Unpledged notes and leases                          2,429              1,407             None

     Total working capital of the Company at June 30, 1997, was $12,304,480. This is an increase of $1,153,292 over working capital of $11,151,188 at December 31, 1996. The working capital ratio has increased from 1.53 to 1.74 over this same period; and the ratio of 1.74 to 1 indicates that the Company remains in a satisfactory position to meet its short term obligations. The increase in the working capital ratio is primarily caused by the sale of the Cory Orchard & Turf Operations.

     A substantial amount of the Company's working capital over the past two years has been provided from operations. Long-term borrowings are used to finance customers' installment notes receivable and customers' sales-type leases of tanks sold by the Tank Division. The total outstanding amount borrowed to finance notes receivable was $4,295,390 and to finance sales-type leases was $1,096,428 at June 30, 1997. The Company has a commitment for the year ended
May 2, 1998 to provide long-term financing for tank notes and leases the extended to customers for an additional $7 million beyond amounts currently outstanding on May 2, 1997.

     Due to the seasonal nature of the operation of the Company's Chemical Group and extended payment terms in certain other divisions, the Company has an uneven cash flow pattern. Operations of


                                       (8)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

the Chemical Group begin approximately late-March and run through November. There are substantial start-up expenses for this division associated with inventory build-up and the purchase of equipment and supplies. Since the majority of the contracts performed by this division are for political sub-divisions and the contracts stretch over the entire summer season, a high percentage of the payments are not received until mid-September and October. As a result it is necessary for the Company to borrow short-term funds. For this reason, the Company has arranged a short-term borrowing limit of $15.75 million through local banks. The Company has borrowed $449,118 on its line at June 30, 1997.

     The capital expenditure budget for 1997 is $782,000. The Company intends to make these expenditures with funds provided from operations.








                                       (9)

                           Part II. OTHER INFORMATION

         Item  6.   Exhibits and Reports on Form 8-K
                    --------------------------------

                  (a)  Exhibits

                        Exhibit  27-  Financial  Data  Schedule

                  (b)  Reports on Form 8-K
                        None

                                      (10)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CHEMI-TROL CHEMICAL CO.

                                /S/ KEVIN D. LAUCK
                                ------------------------------------
                           By:  Kevin D. Lauck, Secretary/Treasurer and
                                Controller  (Chief Accounting
                                Officer and Chief Financial Officer
                                also signing on behalf of the
                                registrant as duly authorized
                                officer)

                                      (11)