Form 10-Q
period 1997-09-30
CHEMI TROL CHEMICAL CO
filed 1997-11-07
CIK 215420

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                           COMMISSION FILE NO. 0-18797

                             CHEMI-TROL CHEMICAL CO.
             (Exact name of registrant as specified in its charter)

                     OHIO                                    34-4439286
       (State or other jurisdiction of                     (IRS employer
       incorporation or organization)                    Identification No.)

           2776 CR 69, Gibsonburg, Ohio                         43410
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

               Yes X                                      No
                  ---                                       ---


       The registrant has 2,004,930 common shares, no par value, outstanding as of September 30, 1997.


                         This document contains 10 pages

                          PART 1. FINANCIAL INFORMATION

Financial Statements
--------------------
         The accompanying condensed balance sheets as of September 30, 1997 and 1996, and related condensed statements of income and retained earnings and statements of cash flows for the periods ended September 30, 1997 and 1996 are unaudited but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The accompanying condensed balance sheet as of December 31, 1996 has been derived from the audited year end financial statements. These financial statements presented are for interim periods and do not include all disclosures normally provided in annual financial statements; they should be read in conjunction with financial statements and notes thereto appearing in the Company's 1996 annual report to shareholders. The interim result of operations are not necessarily indicative of the results for the complete year.

                             CHEMI-TROL CHEMICAL CO.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                               Three months ended                  Nine months ended
                                       Sept. 30, 1997    Sept. 30, 1996    Sept. 30, 1997   Sept. 30, 1996
                                       ---------------------------------------------------------------------
Revenues:
   Net sales                             $  16,926,070     $  18,829,069     $  48,629,781    $  46,639,125
   Interest and financing income               175,535           214,538           638,213          712,690
                                       ---------------------------------------------------------------------
                                            17,101,605        19,043,607        49,267,994       47,351,815
Costs and expenses:
   Costs of sales                           14,743,231        16,217,108        41,880,531       40,695,509
   Selling expenses                            814,100           800,021         2,224,793        2,423,111
   General and admin. expenses                 617,838           806,169         2,172,182        2,004,012
   Interest                                    193,908           409,068           614,199        1,118,946
                                       ---------------------------------------------------------------------
                                            16,369,077        18,232,366        46,891,705       46,241,578
                                       ---------------------------------------------------------------------
Income from continuing operations
   before income taxes                         732,528           811,241         2,376,289        1,110,237
Provision for income taxes                     295,000           320,700           930,385          447,700
                                       ---------------------------------------------------------------------
Income from continuing operations              437,528           490,541         1,445,904          662,537
Discontinued operations (Note 4)
   Income (loss) from discontinued
     operations net of tax                                        (5,052)         (40,721)           53,780
                                                  ----
   Gain on disposal of division
     net of tax                                   ----              ----           270,198             ----
                                       ---------------------------------------------------------------------
Income (loss) from discontinued
   operations                                     ----            (5,052)          229,477           53,780
                                       ---------------------------------------------------------------------
Net income                                     437,528           485,489         1,675,381          716,317
Retained earnings at beginning
   of period                                18,725,879        17,182,346        17,668,471       17,131,962
                                       ---------------------------------------------------------------------
                                            19,163,407        17,667,835        19,343,852       17,848,279
Dividends declared                             180,443           180,443           360,888          360,887
                                       ---------------------------------------------------------------------
Retained earnings at end of period       $  18,982,964     $  17,487,392     $  18,982,964    $  17,487,392
                                       =====================================================================
Income (loss) per common share
   Continuing operations                 $         .22     $         .24     $         .72    $         .33
   Discontinued operations (Nt. 4):
      Income (loss) from operations               ----              ----             (.02)              .03
      Gain on disposal of division                ----              ----               .14             ----
                                       ---------------------------------------------------------------------
Net income per common share              $         .22     $         .24     $         .84    $         .36
                                       =====================================================================

                             See accompanying notes.

                             CHEMI-TROL CHEMICAL CO.
                            CONDENSED BALANCE SHEETS


                                                               September        December       September
                                                                  30,              31,             30,
                                                                 1997             1996            1996
                                                            ------------------------------------------------
ASSETS
Current assets:
  Cash                                                       $      186,178    $    112,506    $     81,987
  Notes and accounts receivable                                  21,290,063      18,965,249      26,032,489
  Net investment in sales-type leases                               460,886         684,120         685,526
  Inventories (Note 1)                                            8,281,142       8,861,127       9,900,143
  Prepaid expenses and other assets                                 804,090       1,140,873         877,879
  Current assets of discontinued operations (Note 4)                  ----        2,346,175       2,816,026
                                                            ------------------------------------------------
                Total current assets                             31,022,359      32,110,050      40,394,050

Property, plant and equipment, net                                9,537,897       9,650,578       9,888,851

Investments and other assets                                      3,263,007       4,661,592       4,238,148
Property, plant and equipment of discontinued
   operations (Note 4)                                                ----        1,001,147       1,021,355
                                                            ------------------------------------------------
                                                             $   43,823,263    $ 47,423,367    $ 55,542,404
                                                            ================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                             $    2,364,063    $  2,964,916    $ 11,238,492
   Accounts payable                                               6,536,964       7,359,161       6,924,258
   Income taxes                                                      85,173         230,485         263,685
   Dividends payable                                                   ----         180,444               -
   Accrued liabilities                                            2,153,055       2,923,177       2,783,124
   Long-term debt due within one year                             2,990,978       7,300,679       4,158,983
                                                            ------------------------------------------------
                  Total current liabilities                      14,130,233      20,958,862      25,368,542

Long-term debt                                                    4,547,968       3,329,267       7,201,703
Other long-term liabilities                                         695,331           ----            ----
Deferred federal income tax                                         876,000         876,000         894,000

Shareholders' equity:
   Common stock, without par value;
      6,000,000  shares authorized
      2,004,930  shares issued and
      outstanding (note 3)                                        4,590,767       4,590,767       4,590,767
   Retained earnings                                             18,982,964      17,668,471      17,487,392
                                                            ------------------------------------------------
             Total shareholders' equity                      $   23,573,731    $ 22,259,238    $ 22,078,159
                                                            ------------------------------------------------
                                                             $   43,823,263    $ 47,423,367    $ 55,542,404
                                                            ================================================

                             See accompanying notes.

                                           CHEMI-TROL CHEMICAL CO.
                                          STATEMENTS OF CASH FLOWS
                               Nine months ended September 30, 1997 and 1996

                                                                              1997                1996
                                                                     ------------------- -------------------
      OPERATING ACTIVITIES:
      Income from continuing operations                                 $     1,445,904     $       662,537
      Adjustments to reconcile income from continuing operations to net cash  provided (used) by continuing operations:
            Notes receivable from product sales                              (2,599,967)         (2,511,904)
            Notes receivable sold                                             1,353,116           1,614,971
            Collections from customers on notes receivable                    2,853,039           3,454,814
            Proceeds from sales-type leases                                     974,113           1,423,759
            Addition to net investment in sales-type leases                    (266,946)           (165,702)
            Depreciation                                                        934,971             917,858
            Increase in other long-term liabilities                             695,331                ----
            Gain on sale of property and equipment                              (41,712)            (15,752)
            Increase in allowance for doubtful accounts                          85,000              75,000
            Changes in operating assets and liabilities:
               Accounts receivable                                           (3,097,395)        (10,829,621)
               Inventories                                                      579,982             165,357
               Prepaid expenses                                                 336,783             323,809
               Other assets                                                      (3,554)            (29,066)
               Accounts payable                                                (822,197)           (178,245)
               Income taxes payable                                            (145,312)            115,056
               Accrued liabilities                                             (770,122)            240,000
                                                                     -------------------- ------------------
      Cash provided (used) by continuing operations                           1,511,034          (4,737,129)
      Cash provided (used) by discontinued operations (Note 4)                2,146,086            (479,787)
                                                                     ------------------- --------------------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        3,657,120          (5,216,916)
      INVESTING ACTIVITIES:
      Additions to property and equipment                                      (832,785)           (873,415)
      Proceeds from disposals of property and equipment  -
         continuing operations                                                   66,580              34,590
      Net proceeds from sale of property, plant and equipment of
         discontinued operations (Note 4)                                     1,415,942                ----
                                                                     ------------------- -------------------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          649,737            (838,825)
      FINANCING ACTIVITIES:
      Notes payable - net                                                      (600,853)          9,730,661
      Payments of long-term debt                                             (3,091,000)         (4,292,901)
      Proceed from long-term borrowings                                            ----           1,160,308
      Dividend payments                                                        (541,332)           (541,331)
                                                                     -------------------- -------------------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       (4,233,185)          6,056,737
                                                                     -------------------- ------------------
      Increase in cash                                                           73,672                 996
      Cash at beginning of  period                                              112,506              80,991
                                                                     =================== ===================
      Cash at end of period                                             $       186,178     $        81,987
                                                                     =================== ===================
      Supplemental cash flow information:
         Cash paid for interest                                         $       592,846     $    1,149,755
                                                                     =================== ===================
         Cash paid for income taxes                                     $     1,228,312     $       368,944
                                                                     =================== ===================

                             See accompanying notes.

                             CHEMI-TROL CHEMICAL CO.
                          NOTES TO FINANCIAL STATEMENTS

1.       Inventories
         -----------
         Inventories at September 30, 1997, December 31, 1996 and September 30, 1996 are as follows:

                                                  September 30, 1997  December 31, 1996  September 30, 1996
                                                  ------------------- ------------------ -------------------
           Manufacturing inventories:
               Raw material and supplies                $  2,343,477       $  2,584,509        $  2,257,988
               Work in process                               405,999            438,662             505,247
               Finished goods                              1,007,537          1,188,521           1,436,063
           Purchased inventory held for resale             3,924,170          4,296,911           4,908,521
           Materials used in contracting                     599,959            352,524             792,324
                                                  =================== ================== ===================
                                                        $  8,281,142       $  8,861,127        $  9,900,143
                                                  =================== ================== ===================

2.       Sale of Notes With Recourse
         ---------------------------

                  The company at September 30, 1997 has a contingent liability of $ 2,584,327 for customers' installment notes sold with recourse to the Chemi-Trol Chemical Company Profit Sharing Plan. The credit risk associated with these notes is minimal as the Company retains a security interest in the products sold on the installment basis.

3.       Net Income Per Common  Share
         ----------------------------

                  Net income per common share is based on the weighted average number of shares outstanding of 2,004,930. Shareholders' rights, which may have a potentially dilutive effect, have been excluded from the weighted average shares computation as conditions to the exercisability of such rights have not been satisfied.

4.       Discontinued  Operations
         ------------------------

                  On March 25, 1997, Chemi-Trol Chemical Co. sold its Cory Orchard and Turf Division to Terra International, Inc. "Terra" for approximately $4.8 Million under an asset purchase agreement. The sale resulted in a net gain of $270,198 after income taxes of $179,697. Terra is a Delaware Corporation having an address of 600 Fourth Street, PO Box 6000 Sioux City, IA 51202-6000. Summary operating results of the discontinued Cory Orchard and Turf operations for the quarter and nine months ended September 30th are as follows:

                                                     Three months ended             Nine months ended
                                                 ---------------------------- ------------------------------
                                                  September    September 30,     September      September
                                                   30, 1997         1996         30, 1997       30, 1996
                                                 ============= =============== ============== ==============
           Revenues                              $       ----  $    1,617,822    $   911,943   $  5,096,497
                                                 ============= =============== ============== ==============
           Income (loss) before income taxes     $       ----  $     (12,752)    $   (67,803)  $     90,080
           Income taxes (credit)                 $       ----         (7,700)        (27,082)        36,300
                                                 ============= =============== =============== =============
           Net income (loss)                     $       ----  $      (5,052)    $   (40,721)  $     53,780
                                                 ============= =============== =============== =============

                  Interest on borrowings under the company's general credit facilities was allocated to discontinued operations based on the ratio of net assets of the discontinued Cory Orchard and Turf operations to the total net assets of the Company plus existing debt under the company's general credit facilities. Interest expense allocated to discontinued operations during the nine months ended September 30, 1997 was $18,567 and for the three months and the nine months ended September 30, 1996 was $ 34,510 and $ 95,524, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         Capsule segment results (in thousands) for the periods ended September 30, 1997 and 1996 are as follows:

($ in 000's)                                  Three months ended                 Nine months Ended
------------                                     September 30                       September 30
                                       --------------------------------------------------------------------
                                            1997              1996             1997             1996
                                       --------------------------------------------------------------------
Revenues (unaffiliated customers):

   Tank                                   $    9,385         $   9,167         $  27,763         $  22,472
   Cal-Van Tools                               3,331             4,410            11,128            13,358
   Chemical                                    4,386             5,465            10,364            11,510
   Corporate interest                          ----                  2                13                12
                                       --------------------------------------------------------------------

Total revenues                            $   17,102         $  19,044         $  49,268         $  47,352
                                       ====================================================================

Operating profit:
   Tank                                   $    1,089         $   1,158         $   3,599         $   2,413
   Cal-Van Tools                                 (78)              131                72               338
   Chemical                                      313               397               527               742
                                       --------------------------------------------------------------------
Total operating profit                         1,324             1,686             4,198             3,493

General corporate expenses                      (398)             (468)           (1,221)           (1,276)
Corporate interest income                      ----                  2                13                12
Corporate interest expenses                     (194)             (409)             (614)           (1,119)
                                       --------------------------------------------------------------------
Income from continuing operations
   before income taxes                     $     732         $     811          $  2,376          $  1,110
                                       ====================================================================

Third quarter ended September 30, 1997 vs. third quarter ended September 30,
1996
--------------------------------------------------------------------------------
         The Company's third quarter revenues from continuing operations decreased by 10.2% to $17,101,605 from $19,043,607 in the third quarter of last year. Net income decreased by approximately 9.9% to $437,528, or 22 cents per share, compared to $485,489 or 24 cents per share, in 1996.

         The Tank Division, which accounted for 54.9% of total Company revenues, recorded record sales for the third quarter, up 2.8% to $9,209,184 from the prior year's record of $8,955,023. Cost of sales increased at the higher rate of 4.7% decreasing both gross margins and gross profit and resulted in a 5.9% decrease in operating profit over prior year levels. The decrease in margins was largely the result of sales discounts granted to customers in exchange for prompt payment terms. The prompt payment terms reduced borrowings during the quarter and were partially responsible for the drop in corporate interest expenses from $409,068 in last year's third quarter to $193,908 in 1997. Tank Division selling and general administrative expenses decreased by 24.5% during the quarter.

         During the third quarter ended September 30, 1997 the Chemical Group's sales decreased by 19.7% over 1996 levels largely due to a decrease in pavement marking operations where a change in product mix and the competitive nature of bidding situations resulted in decreased sales. The Group's decrease in sales was largely responsible for a 21.1% decrease in operating profit as gross profit margins for the quarter were unchanged from the prior year. Selling and general administrative expenses decreased by 16.2%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         Cal-Van Tools third quarter sales decreased by 24.5% from the prior year record levels. The decline in sales coupled with decreases in cost of sales and selling and general administrative expenses, which decreased at the lessor rates of 24.1% and 1.7%, respectively, resulted in operating profit decreasing from $130,892 in the third quarter last year to an operating loss of $78,345 in 1997. The falloff in Cal-Van Tools sales results in part from a restructuring and partial elimination of marginally profitable retail business. The Company continues to move forward in its efforts to divest this division and concentrate on its core businesses.

         For the Company as a whole, net sales decreased by 10.1% while cost of sales decreased at the lesser rate of 9.1%. Selling expenses for the quarter increased by 1.8% and general and administrative expenses decreased by 23.4%. The decrease in general and administrative expense was partially the result of decreased profit sharing allocations at the lower profit level. Third quarter interest expense decreased by 52.6% over prior year levels as the Company was able to lower short-term working capital needs and decrease borrowings. Interest and financing income decreased by 18.2% as the demand for financing in the Company's Tank segment slowed. For the quarter, net income for the Company decreased by 9.9% to $437,528, or 22 cents per share, from $485,489, or 24 cents per share, in the prior year quarter.

First nine months of 1997 vs. first nine months of 1996
-------------------------------------------------------

         For the first nine months of 1997 revenues from continuing operations totaled $49.3 million versus $47.4 million for the first nine months of 1996, an increase of 4.0%. Net income increased to $1.7 million, or 84 cents per share, including a gain of $270,198, or 14 cents per share, on disposal of a division, versus $716,000 or 36 cents per share, a year earlier.

         The Tank Division, which accounted for 56.4% of the Company's revenues from continuing operations during the first nine months of 1997, increased net sales by 24.6% to record levels of $27.1 million. Operating profit for the segment increased by nearly 50% to a record $3.6 million from the prior year's $2.4 million largely as a result of the increase in sales.

         During the first nine months of 1997, Chemical Group revenues decreased by 10.0%, while operating profits decreased by 28.9%, over the comparable period in 1996. Competitive bidding in the Pavement Marking department of the Group's Contract Division resulted in reduced margins and was largely responsible for the falloff in operating profit.

         Cal-Van Tools recorded net sales of $11.1 million in the first nine months of 1997 down 16.7% from a record $13.4 million in 1996. Gross profit margins were unchanged. The lower sales level, coupled with selling and general administrative expenses which decreased at the lesser rate of 6.7%, resulted in operating profit for the nine months decreasing to $72,165 from last year's $338,367.

         For the company as a whole, net sales from continuing operations increased by 4.3%, while cost of sales increased at the lessor rate of 2.9%, and together these changes combined to increase gross profit by 13.6%. Selling expenses decreased by 8.2% over 1996 nine month levels. General and administrative expenses increased by 8.4% largely a result of increased profit sharing allocations at the higher profit level. During the first nine months of 1997 operations in leasing & finance slowed somewhat and resulted in a 10.5% decrease in interest and financing income. Interest expense decreased sharply, by 45.1%, as average borrowings for working capital needs of continuing operations decreased during the first nine months of 1997. For the first nine months of 1997 the Company recorded income from continuing operations of $1.446 million, or 72 cents per share, an increase of over 118% from 1996 income of $662,537, or 33 cents per share. Current nine month income from discontinued operations totaled

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

$229,477, or 12 cents per share, and was comprised of $270,198 gain from the disposal of the Cory Orchard & Turf Division and a nine month operating loss of $40,721. This compares to a nine month income of $53,870, or 3 cents per share, from discontinued operations in 1996. The Company's nine month net income for 1997 totaled $1.675 million, or 84 cents per share, compared to $716,317, or 36 cents per share, in the prior year.

Liquidity and Capital Resources
-------------------------------

         Liquidity is the measure of a company's ability to generate adequate funds to meet its needs. Funds can be generated internally from operations or externally by borrowing. Primary measures of liquidity include the amount of working capital, the working capital ratio and the ability to borrow long-term funds. As shown in the following chart (in thousands), the Company remains in a strong position and its ability to borrow funds remains strong as evidenced by the unused commitment for term financing and the unpledged notes and leases at September 30, 1997.

($ in 000's)                                  September 30,      December 31,        September 30,
------------                                      1997                1996                1996
                                           -----------------    ---------------     ----------------
Working capital                                  $  16,892           $  11,151           $  15,026
Working capital ratio                             2.2 to 1            1.5 to 1            1.6 to 1
Unused commitment for term financing
   of customer notes and leases                      7,750               4,781               7,500
Unpledged notes and leases                           2,060               1,407                 473

         The working capital position of the Company has become stronger. At September 30, 1997, working capital was $16,892,126. This is an increase of $4,587,646 over working capital of $12,304,480 at June 30, 1997 and an increase of $5,740,938 over working capital of $11,151,188 at December 31, 1996. The current ratio of the Company at September 30,1997 was 2.2 to 1, up from 1.74 to 1 at June 30,1997. The strength of this ratio indicates that the Company is in a strong position to meet its short-term obligations.

         The Company's increase for the nine months in working capital was largely provided from operations and the sale of the Cory Orchard & Turf Operations. The Company did not increase long-term borrowings during the first nine months to finance customers' installment notes receivable and sales type leases of steel tanks produced by the Company's Tank Division. Outstanding borrowings at September 30, 1997 amount to $3,419,450 to fund the customers' installment notes receivable and $808,879 to fund the sales type leases. In order to meet the anticipated needs of customers, the Company has an additional $7.75 million available from lenders through May 2, 1998 to fund future long-term financing for tank notes and leases extended to customers.

         Due to the seasonal nature of the operations of the Company's Chemical Group and the extension of payment terms in certain divisions, the Company has an uneven cash flow pattern. Operations of the Chemical Group begin approximately mid-April and run through November. There are substantial start-up expenses for this division associated with inventory build-up and the purchase of equipment and supplies. A large portion of these expenses fall due in the period of May through July. Since the majority of the contracts performed by this division are for political subdivisions and the contracts stretch over the entire summer season, a high percentage of the payments are not received until mid-September and October. This places the Company in a tight cash position from June through October, occasionally

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

making it necessary for the Company to borrow short-term funds. For this reason, the Company has arranged a short-term borrowing line of credit of $15.75 million through local banks. At September 30, 1997 the Company had short-term borrowings of $2,364,063 under these lines of credit. Beginning in October, the Company expects to have excess cash to begin repaying these short-term borrowings.


                           Part II. OTHER INFORMATION


         Item 4.   Submission of  Matters to a Vote of Security Holders
                   ----------------------------------------------------

                  (a)   Annual meeting July 17, 1997

                  (b) R. J. Dudley, R. H. Moyer, and R. W. Woolf were elected as directors for a term of three years and until their successors are elected and qualified. A. B. Edelman was elected for a term of one year and until his successor is elected and qualified. The term of office as directors F. J. Roynon and J. P. Simcox continues for one more year and until their successors are elected and qualified. The term of office as directors for A. F. Doust, W. B. Lloyd, and Kevin D. Lauck continues for two more years and until their successors are elected and qualified.

                  (c) Each matter voted upon at the meeting and the shares voted were as follows.

                        (1) On the proposal to elect R. J. Dudley, R. H. Moyer, and R. W. Woolf as directors for a term of three years and A. B. Edelman for a term of one year, the votes for R. J. Dudley were 1,862,450, with 7,816 votes withheld, for R. H. Moyer were 1,860,811, with 9,455 votes withheld, for R. W. Woolf were 1,860,811, with 9,455 votes withheld, and for A. B. Edelman were 1,864,843, with 2,223 votes withheld. *

                        (2) On the proposal to appoint Ernst & Young as the independent auditors of the Company to audit the books and accounts of the Company for the year ended December 31, 1997, the number of shares voted was 1,870,266; 1,863,752 shares were voted in favor; 6108 shares were voted against; and 86 shares abstained. *

                        (3) A motion at the meeting to adopt a resolution to ratify, approve and confirm the published annual report of the President to the shareholders and the acts of the Directors and Officers for the past year was unanimously approved by shareholders present.

                        * Approximately 93.3% of the outstanding shares were represented at the meeting. Information on broker non-votes has not been separately tabulated.

         Item 6.   Exhibits and Reports on Form 8-K
                   --------------------------------

                  (a)   Exhibits.

                        (27) Financial Data Schedule

                  (b)   Reports on Form 8-K    None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  CHEMI-TROL CHEMICAL CO.




                                                  /S/ KEVIN D. LAUCK
                                                  ------------------
                                             By:  Kevin D. Lauck, Secretary/
                                                  Treasurer and Controller
                                                  (Chief Accounting Officer
                                                  also signing on behalf of
                                                  the registrant as duly
November 7, 1997                                  authorized officer)