Form 10-K
period 1997-12-31
CHEMI TROL CHEMICAL CO
filed 1998-03-24
CIK 215420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1997.
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-18797

                            CHEMI-TROL CHEMICAL CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     Ohio                                        34-4439286
     ------------------------------------           ------------------------------------
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
        2776 C.R. 69, Gibsonburg, Ohio                             43431
     ------------------------------------           ------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

Registrant's telephone number, including area code:

                                 (419)665-2367

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities pursuant to Section 12(g) of the Act:

                        Common stock, without par value
                       ----------------------------------

                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO [ ].

     The aggregate market value (based upon the closing price) of the voting stock held by non-affiliates of the registrant as of March 4, 1998:

Common Stock, without par value -- $29,534,834

The number of shares outstanding of the issuer's classes of common stock as of March 1, 1998:

Common Stock, Without Par Value -- 2,004,930 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

[ ] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The Exhibit Index is located at page 38 of this filing. This document contains 101 pages.

                                     PART I

ITEM 1.   BUSINESS

     (a) General Development of Business

     Chemi-Trol Chemical Co. ("the Company") was incorporated under the laws of the State of Ohio in 1952.

     (b) Financial Information About Industry Segments

     The sales and operating profit of each industry segment and the identifiable assets attributable to each industry segment for the three years ended December 31, 1997 are set forth in Note 13 (Information pertaining to industry segments) of the Notes to Financial Statements, which note is incorporated herein by reference.

     (c) Narrative Description of Business

                              PRESENT ORGANIZATION

     The Company is organized on an operational basis into two divisions: Tank Division, located in Fremont, Ohio and the Chemical Group, located in Gibsonburg, Ohio. Each division is headed by a General Manager who reports directly to the Company's executive officers in Gibsonburg, Ohio. In addition the Company has a Leasing and Finance Division for the purpose of offering to its qualified customers two alternate methods of financing the purchase of its tank products. In 1997, consistent with the Company's prior practice, income and expense of the Leasing and Finance Division are recorded either in the Tank Division or in unallocated corporate income and expense.

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

     On March 25, 1997, the Company sold its Cory Orchard and Turf Division to Terra International, Inc. for approximately $4.8 million under an asset purchase agreement.

     On November 18, 1997, the Company completed the sale of certain assets of its Cal-Van Tools Division to Eagle Tools, Inc. (Eagle), an Affiliate of Horizon Tool, Inc. Eagle purchased inventory, machinery, equipment, fixtures, dies and the Cal-Van Tools name for a cash payment of $1.5 million and a note of approximately $2.3 million. Chemi-Trol retained and is currently collecting accounts receivable of approximately $4.8 million. Real estate with an approximate cost of $1.7 million and a carrying value of approximately $900,000 was also retained by Chemi-Trol and is being leased to Eagle under a one-year lease expiring November 1998.

AGREEMENT FOR ACQUISITION OF THE COMPANY

     On February 20, 1998 the Company and Harsco (NYSE:HSC) executed an Agreement and Plan of Merger providing for the acquisition of the Company by Harsco for approximately $46 million or $23.00 per share. Completion of the transaction is subject to the affirmative vote of holders of at least 66 2/3% of the outstanding shares of common stock of the Company and the expiration or early termination of the applicable waiting period for antitrust review of the transaction, among other conditions. The Company anticipates closing the transaction in the Spring of 1998.

                                 TANK DIVISION

PRODUCTS

     Through its Tank Division, the Company manufactures steel pressure tanks for above ground and underground storage of liquefied petroleum gas ("LPG") and anhydrous ammonia ("NH3") at its plant located in Fremont, Ohio. The steel tanks are manufactured in sizes ranging from 120 gallon water capacity to 1990 gallon water capacity for LPG tanks and from 250 gallon water capacity to 2050 gallon water capacity for NH3 tanks. Approximately 95% of the tanks manufactured by the Company are for the storage of LPG. The Tank Division accounted for 75%, 72%, and 71% of the Company's total revenues for 1997, 1996 and 1995, respectively.

MARKETING AND DISTRIBUTION

     Sales of the Company's tanks are made directly by the Company to either regional independent dealers or major multi-state marketers within a marketing radius of approximately 1,000 miles from Fremont, Ohio. The 20 largest industrial customers of the Company accounted for approximately one third of the net sales of this division for its fiscal year ended December 31, 1997.

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

FINANCING OF CUSTOMER ACCOUNTS

     Sales of this division's products are normally made on a net basis. The Company does, however, offer to its qualified customers two alternate methods of financing the purchase of its steel tanks, which are explained under "Leasing and Finance Division," on page 4.

RAW MATERIALS AND SUPPLIES

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

BACKLOG

     The dollar amounts of backlog of the Tank Division believed to be firm as of March 1, 1998 and 1997 were $4,560,000 and $4,514,000, respectively. All of the 1998 backlog is expected to be filled during 1998.

COMPETITION

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

                                 CHEMICAL GROUP

PRODUCTS AND SERVICES

     The Chemical Group's operations are divided into two divisions: the Contracting Division & CADCO, the material distribution division.

     The Contracting Division is comprised of the pavement marking and the vegetation management departments. The pavement marking department provides, under contract, various forms of pavement marking. These services include fast dry alkyd, fast dry water-borne, and polyester paint striping, the installation of preformed plastic and the measurement, determination and marking of "no-passing" zones on highways. The vegetation management department applies under contract various types of vegetation control materials including selective herbicides for weed, brush and grass control, as well as nonselective herbicides for total vegetation control.

     The CADCO division sells herbicides, adjuvants, plant growth regulators, sprayers, pavement marking products and other related equipment and products.

     The Chemical Group accounted for 25%, 28% and 29% of the Company's revenues for 1997, 1996 and 1995, respectively.

MARKETING AND DISTRIBUTION

     Sales of the products and services offered by the Chemical Group are made throughout 21 states in the midwestern, eastern and southern parts of the United States. Approximately 95% of the total net sales of the Chemical Group are to various state, county, municipal and township highway departments, drainage commissions and toll road authorities. The balance of the net sales of this division are derived primarily from public utilities, pipeline companies, railroads, general contractors and other industrial, commercial and noncommercial users. During the past three years, approximately 90% of the net sales of this division were derived from contracts entered into with various governmental authorities located in the states of Ohio, West Virginia, Michigan, Indiana, New York, Kentucky and Tennessee.

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

BACKLOG

     The dollar amounts of backlog of the Chemical Group believed to be firm as of March 1, 1998 and 1997 were approximately $6,011,000 and $2,909,000, respectively. Dollar amounts of backlog can vary significantly based upon the timing of bid lettings and the division's success in obtaining contracts and are not necessarily indicative of the results for the year. All of the contracts comprising the 1998 backlog are expected to be completed during 1998.

COMPETITION

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

                          LEASING AND FINANCE DIVISION

     Through the Company's Leasing and Finance Division, its qualified customers are offered two alternate methods of financing the purchase of the Company's steel tanks (the "Tank Finance Plan" and the "Tank Lease Plan").

     Under the Tank Finance Plan, the Company finances 90% of the sales price over a 24 to 48 month period at an effective annual interest rate which during 1997 was approximately 10.25%. The Company retains a security interest in the tanks as additional security for the payment of the financed amount. The installment paper evidencing the customer's obligation is either held by the Company as an investment, sold with recourse for the principal amount thereof to the Company's profit sharing plan or pledged as collateral for borrowings over a like period. In 1997, the Company did not borrow under the latter arrangement but sold with recourse $1,672,000 in notes to the Company's profit sharing plan. For the fiscal year ended December 31, 1997, approximately 15% of the total net sales of the Tank Division were sold to customers under the Tank Finance Plan.

     Under the Tank Lease Plan, leases of liquid propane gas tanks to customers for noncancellable terms of five or ten years are recorded as sales at inception. The present value of the minimum payments is included in net sales and the cost of the tanks is charged to cost of sales. Estimated residual values of the leased tanks are not significant. During the fiscal year ended December 31, 1997, the Leasing and Finance Division invested in approximately $395,220 in customer sales type leases. Approximately 1% of the total net sales of the Tank Division for the fiscal year ended December 31, 1997 were made under the Tank Lease Plan.

     In 1997, consistent with the Company's prior practice, income and expense of the Leasing and Finance Division are recorded in the Tank Division and in unallocated corporate income and expense.

                 PATENTS, LICENSES, FRANCHISES AND CONCESSIONS

     The Company does not own any patents nor is it licensed under any patent licenses. It does not hold any franchises or concessions from any governmental body.

                                   EMPLOYEES

     The following table sets forth information with respect to the Company's 317 employees:

                          DIVISION                            PERMANENT    SEASONAL
                          --------                            ---------    --------
Corporate Staff.............................................      14           0
Tank Division...............................................     150           0
Chemical Group..............................................      43         110
                                                                 ---         ---
          Total.............................................     207         110
                                                                 ===         ===

     Employees at the Company's Tank Division Plant in Fremont, Ohio are subject to a collective bargaining agreement between the Company and the United Steelworkers of America, AFL-CIO-CLC, Local 1915. The current agreement will expire April 30, 1999.

     Seasonal employees in the Company's Chemical Group are subject to a collective bargaining agreement between the Company and Laborers International Union Local 480, which will expire March 1, 1999.

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

ITEM 2.   PROPERTIES

     The following table lists the materially important physical properties used in its operations together with certain information regarding such properties:

                                          LAND      BUILDING
    DESCRIPTION AND LOCATION (1)         (ACRES)    (SQ. FT.)                      USE
    ----------------------------         -------    ---------                      ---
Land and buildings                           80      30,400      Administrative offices of the Company;
2776 & 2780 CR 69                                                Chemical Group offices; maintenance and
Gibsonburg, Ohio 43431                                           storage for spraying, striping and
                                                                 traffic survey equipment (2)

Land and buildings                         6.28      45,000      Former Tank Division facility; currently
2098 West State Street                                           being held for lease or sale
Fremont, Ohio 43420

Land and buildings                        10.76      91,050      Former Cal-Van Tools Division warehouse
1500 Walter Avenue                                               & offices; currently being leased
Fremont, Ohio 43420

Land and building                         16.10      68,800      Tank Division offices; manufacture of
721 Graham Drive                                                 propane and anhydrous ammonia tanks.
Fremont, Ohio 43420                                              Operations commenced during the second
                                                                 quarter of 1993 (See note 6 to the
                                                                 financial statements for mortgage
                                                                 information ) (2)

---------------

(1) The Company believes that its properties are adequately maintained, are in good condition and are suitable and adequate for its business as presently conducted.

(2) The Company believes these facilities are being used to approximately 75 to 100 percent of their capacity.

ITEM 3.   LEGAL PROCEEDINGS

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

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     (a) Market Information.

     The Company's common stock trades on the NASDAQ Small Cap Market under the symbol CTRL. The Company believes the range of high and low sales prices for 1997 and 1996 is as follows:

                                         1997
---------------------------------------------------------------------------------------
     1ST QUARTER           2ND QUARTER           3RD QUARTER           4TH QUARTER
     -----------           -----------           -----------           -----------
   $9.25 - $11.00        $10.00 - $13.00       $11.75 - $14.50       $12.50 - $22.00

                                         1996
---------------------------------------------------------------------------------------
     1ST QUARTER           2ND QUARTER           3RD QUARTER           4TH QUARTER
     -----------           -----------           -----------           -----------
  $12.0625 - $10.50     $11.625 - $9.375       $11.75 - $9.25       $13.125 - $10.00

     (b) Numbers of Holders of Common Stock

     There were 302 shareholders of record on March 1, 1998. Management believes the number of holders of Chemi-Trol's Common Shares at March 1, 1998, including persons holding through a nominee holder, was approximately 700.

     (c) Dividends Paid per Common Share

                                                            1997                         1996
                                                 --------------------------   --------------------------
                                                       QUARTER ENDED                QUARTER ENDED
                                                 --------------------------   --------------------------
                                                 3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
                                                 ----   ----   ----   -----   ----   ----   ----   -----
Dividends declared were $.36 per common share
  in 1997 and 1996.............................  $.09   $.09   $.09   $.09    $.09   $.09   $.09   $.09

The Company has paid a cash dividend on its Common Shares each year since its incorporation in 1952.

ITEM 6.   SELECTED FINANCIAL DATA

                                                     YEARS ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                   1997          1996          1995          1994          1993
                                -----------   -----------   -----------   -----------   -----------
Operating results:
  Revenues from continuing
     operations...............  $50,348,978   $46,556,082   $47,804,671   $47,612,229   $42,695,793
  Income from continuing
     operations...............    2,057,274     1,313,471     1,371,449     1,306,137       775,705
  Income (loss) from
     discontinued operations
     (a)......................     (916,813)      (55,188)      103,256       303,582         5,031
  Net Income..................    1,140,461     1,258,283     1,474,705     1,609,719       896,731(b)
  Income (loss) per common
     share (c):
     Continuing operations....         1.03           .66           .69           .65           .39
     Discontinued
       operations.............         (.46)         (.03)          .05           .15            --
  Net income per common
     share....................          .57           .63           .74           .80           .45(b)
At Year-end
  Total Assets................   34,719,538    47,423,367    48,592,539    45,917,360    41,186,807
  Long-Term Debt..............    1,920,222     3,329,267     9,789,973     7,235,827     8,761,989
  Working Capital.............   11,317,456    11,945,525    14,430,716    12,218,263    12,174,075
Cash Dividends Declared Per
  Common Share (c)............  $      .360   $      .360   $      .360   $      .327   $      .298

---------------

(a) See Footnote #2, Discontinued Operations, in Item 8. Financial Statements for further information relating to the gain or loss from discontinued operations.

(b) Effective January 1, 1993, the Company changed its method of accounting for income taxes form the deferred method to the liability method required by FASB Statement 109, "Accounting for Income Taxes". The cumulative effect of adopting statement 109 as of January 1, 1993 was to increase net income by $115,995, or $.06 per share.

(c) Share data has been computed on the basis of the weighted average number of common shares outstanding during each period in accordance with SFAS. No 128 "Earnings per Share" and restated for the 10% stock dividends in March 1995 and 1994.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the measure of a company's ability to generate adequate funds to meet its needs. Funds can be generated internally from operations or externally by borrowing. Primary measures of liquidity include the amount of working capital, the working capital ratio and the ability to borrow funds. As shown in the following chart, the Company's ability to borrow funds remains strong as evidenced by the working capital ratio, the unused commitment for term financing and the unpledged notes and leases at December 31, 1997.

                                                           1997          1996          1995
                                                        -----------   -----------   -----------
Working capital.......................................  $11,317,456   $11,945,525   $14,430,716
Working capital ratio.................................     2.3 to 1      1.6 to 1      1.9 to 1
Unused commitment for term financing of customer notes
  and leases..........................................  $ 7,000,000   $ 4,780,500   $ 2,076,500
Unpledged notes and leases from Tank customers........  $ 6,016,264   $ 1,407,022   $ 1,310,185

     During 1997 both working capital and the working capital ratio increased as proceeds from the sale of the Cory Orchard and Turf Division and the sale, late in the year, of the Cal-Van Tools Division improved the Company's overall liquidity. In 1997 cash flow provided by discontinued operations was $2,412,214 from operating activities and $6,299,533 from the cash proceeds from the sales of discontinued operations.

     The decreases in working capital and working capital ratio in 1996 were largely the result of the balloon payment on the mortgage note, which is secured by the Tank Production facility and was due in October of 1997. The Company elected to refinance this note on a long-term basis and paid an additional $1,500,000 towards principal late in 1997.

     A substantial amount of the Company's working capital over the past three years has been provided from operations. Long-term borrowings of $3,379,808 in 1996 and $8,300,500 in 1995 were used to finance customer sales type leases or notes receivable for the purchase of steel tanks produced by the Company's Tank Division, pursuant to the arrangements described under ITEM 1 BUSINESS Leasing and Finance Division. This financing has been arranged through area banks. The Company has a commitment to provide term financing for tank notes and leases extended to customers for amounts up to $7,000,000, of which all $7,000,000 was available at year end. The total amounts borrowed with collateral under the lease and finance plans at December 31, 1997 were $-0- and $1,548,210, respectively.

     Due to the seasonal nature of the operations of the Company's Chemical Group and extension of fall payment terms in the Tank division, the Company has an uneven cash flow pattern. Operations of the Chemical Group begin approximately mid-April and run through November. There are substantial cash requirements in the second quarter for this division associated with inventory build up and the purchase of equipment and supplies. Since the majority of the contracts performed by this division are for political subdivisions and the contracts stretch over the entire summer season, a fair percentage of the payments are not received until mid-September and October. This creates a cash shortage from June to October which has made it necessary for the Company to borrow short-term funds. For this reason, the Company has arranged a short-term borrowing line of

$15,750,000 through local banks. In 1997 the Company used amounts ranging from month-end amounts of $2,965,000 to $-0- at year end of its short-term credit line.

     Cash flows used by financing activities were $11,027,501 in 1997 and $3,128,022 in 1996 compared to cash flows provided by financing activities of $809,704 in 1995. The elimination of short term borrowings and the payments of long term debt were the primary use of cash by financing activities in 1997.

     Capital expenditures during 1997 increased slightly to $890,864 from the previous year expenditures of $821,059. Expenditures during 1995 included the addition of a 31,750 square foot warehouse to provide Cal-Van with better storage of its inventory and a more efficient production layout.

                                                    1997        1996         1995
                                                  --------    --------    ----------
Capital expenditures............................  $890,864    $821,059    $1,747,523

     Capital expenditures are budgeted at $1,913,485 for 1998 and includes budgeted additions of $1,331.000 in machinery and equipment at the Tank Division. The Company intends to make these expenditures with funds provided from operations.

RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant events affecting the Company's earnings and financial condition during the years included in the accompanying financial statements. The Company's continuing operations are in two operating segments in separate industries. The Tank division produces and sells steel pressure tanks for the storage of liquid propane gas and anhydrous ammonia primarily to customers in the U. S. and Canada. The Chemical Group operations involve the sale and application of highway pavement marking and vegetation control materials primarily in the northeastern quarter of the U. S. In March of 1997 the Company sold its Cory Orchard and Turf Division and in November of 1997 the Company completed the sale of certain assets of its Cal Van Tools Division. Accordingly, these operations, have been reclassified and reported as discontinued operations.

     Except for historical information, all of the statements, expectations and assumptions contained in the following are forward looking statements that involve a number of risks and uncertainties, including possible adverse weather conditions. Although the Company has made its best efforts to be accurate in making these forward-looking statements it is possible that the assumptions made by management may not materialize.

     (a) 1997 versus 1996

     Revenues from continuing operations increased by 7.9% to record levels of $47,439,290 and resulted in operating profit increasing by 61.2% to $3,528,274 from 1996 levels of $2,188,471. The increase in operating profit was led by record performance of the Company's Tank Division.

     1997 revenues of the Tank division increased by 12.7% to $38,509,519 while operating profits increased by 19.8% to $5,057,046 from $4,221,715 in 1996. Both revenues and profits were at record levels. The increase in revenues was comprised of a 13.3% increase in net sales and a reduction of 9.8% in interest and financing income. The increase in sales was the result of a 19.9% increase in units shipped which was partially offset by a lower net average selling price. Selling and general administrative expenses decreased slightly by 1.6%.

     The Chemical Group finished the year with a strong fourth quarter and while sales for the year were down by 4.8% to $12,633,559 operating profits increased by 13.3% to $764,904, the highest level during the past five years. This is also the third consecutive year the division has increased operating profit over the prior year level. Sales in the Contract division decreased by 4.3% while sales in CADCO, the material sales division were down 6.5%. Gross profits in the Contract division were down slightly, by 1.1%, while gross profits in the CADCO division rebounded sharply by 36.8% and combined to increase the Group's gross profit by 4.3%. Selling and general administrative expenses decreased by 8.0% from 1996 levels largely as a result of decreases in the sales staff made possible by the continuing trend toward bidding of work in the Contract division.

     For the Company as a whole, net sales from continuing operations increased by 8.1%, while cost of sales increased by the lesser rate of 6.9% resulting in higher gross profits and margins. Selling expenses decreased by 7.0% while general and administrative expenses increased by 4.9%. Interest expense decreased sharply, by 44.4%, as the proceeds from the sale of discontinued operations were used to significantly lower average borrowings during the year. Interest and financing income decreased by 3.7% as the investment in Tank customer notes and leases continued to decrease. The effective income tax rate increased from 40.0% in 1996 to 41.7% in 1997 largely as a result of increased state and local taxes. The Company reported income from continuing operations of $2,057,274, or $1.03 per share, in 1997 an increase of 56.6% over income from continuing operations of $1,313,471, or $.66 per share , in 1996.

     In March of 1997, the Company sold its Cory Orchard & Turf division ("Cory") and in November of 1997 sold certain assets of the Cal-Van Tools division ("Cal- Van"). See Note 2 to the financial statements for a further discussion of these transactions. Operating results through the dates of sale of these divisions are classified as discontinued operations. After provision for applicable income taxes, the Company reported a loss from operations of discontinued operations of $310,863, or $.16 per share, compared to a loss of $55,188, or $.03 per share, in 1996. The sale of Cory resulted in a net gain after income taxes of $270,000 while the sale of Cal-Van resulted in a net loss of approximately $876,000 after a tax credit of $610,000. After provision for applicable income taxes, the Company reported a combined loss on disposal of the divisions of $605,950, or $.30 per share. After applicable tax credits, the total loss from discontinued operations for 1997 was $916,813 compared to a loss of $55,188 in 1996.

     The Company reported net income of $1,140,461 or $.57 per share in 1997 compared to net income of $1,258,283 or $.63 per share in 1996.

     (b) 1996 versus 1995

     Despite the fact that the Company's revenues for the first half were down, record sales in both the third and fourth quarters resulted in total revenues decreasing only slightly, by 2.9%, from 1995 record levels. 1996 Income from Continuing Operations decreased by 4.2% to $1,313,471 or $.66 per share.

     Revenues of the Tank Division, which accounted for 72.0% of the total Company revenues, decreased by 1.2% from the prior year record level, while operating profit increased by 1.2%. The decline in revenues was comprised of a
 .9% decrease in net sales to $33,291,086 and a 13.3% decrease in interest and financing income. Cost of sales decreased at the higher rate of 2.0% and resulted in an increase of 7.1% in gross profit. Increases of 9.0% in selling expense and 15.9% in general and administrative expenses combined to result in operating profit increasing at the lesser rate of 1.2%.

     Net sales of the Chemical Group decreased by 6.7%, while operating profit increased by 17.4%. The increase in operating profit was largely the result of increased gross profits of 22.0% in the Contract Division, which accounted for 80.2% of the Group's sales during the year. Selling and general administrative increased by 3.3% over the prior year levels.

     For the Company as a whole, net sales decreased by 2.6%, while cost of sales decreased by 3.9% bettering margins and resulting in an increase in gross profit of 7.9%. Selling expenses increased by 6.1% during the year. General and administrative expenses increased by 11.8% largely as a result of increased bad debt expenses. Interest and financing income decreased by 15.1% largely as a result of reductions in the average balances of notes and lease receivable outstanding during the year. Interest expense increased by 4.5% as average borrowings to fund working capital needs increased over the prior year levels. The effective income tax rate increased from 39.7% in 1995 to 40.0% in 1996. Income from continuing operations decreased by 4.2% to $.66 per share from $.69 per share in 1995. Discontinued operations reported a loss of $55.188 or $.03 per share compared to income of $103,256 or $.05 per share in 1995. For the year, net income decreased by 14.7% to $1,258,283, or $.63 per share.

IMPACT OF INFLATION AND CHANGING PRICES ON SALES AND INCOME FROM OPERATIONS

     The rate of inflation during recent years has not been such an important consideration but the Company uses the following procedures to help monitor its effects. First, selling prices of the Company's products are carefully and constantly scrutinized so that selling prices reflect current costs. Price increases can only be instituted, of course, to the extent that the Company's prices remain competitive within the business segments in which the Company operates. As a result, the Company constantly monitors alternative suppliers to assure the lowest possible costs. The Chemical Group can reasonably account for inflation in bidding on fixed price contracts because a majority of the contracts are bid early in the year with completion dates during the current year. Labor rates are generally established prior to the bid and these are generally fixed for the duration of the contract. Materials necessary to perform a contract can be price protected by purchasing under early order programs or by purchasing sufficient quantities of the materials necessary to complete the contract at the time it is awarded. This allows these costs to be considered at the time a bid is prepared. The Company uses the LIFO method of accounting for the cost of goods sold for the majority of its products. This charges current costs to the results of operations for both financial reporting and income tax purposes and during periods of inflation results in improved cash flow due to lower income taxes paid by providing a closer matching of revenues and expenses. Finally, increasing of productivity levels in all of the Company's operating divisions has helped to lessen the effects of inflation in the past and will continue to be part of the Company's objective for controlling the effects of inflation in the future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See ITEM 14 for an index to financial statements and financial statement schedule.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Chemi-Trol Chemical Co.

     We have audited the accompanying balance sheets of Chemi-Trol Chemical Co. as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chemi-Trol Chemical Co. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Toledo, Ohio
February 6, 1998

                            CHEMI-TROL CHEMICAL CO.

                                 BALANCE SHEETS

                                                                     DECEMBER 31
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
ASSETS
Current assets:
  Cash......................................................  $ 1,516,078    $   112,506
  Trade receivables, less allowance of $255,000 in 1997 and
    $210,000 in 1996:
    Accounts................................................    7,461,453      8,722,015
    Notes (Note 6)..........................................    3,133,760      3,498,027
                                                              -----------    -----------
                                                               10,595,213     12,220,042
  Net investment in sales-type leases (Note 3)..............      450,834        684,120
  Inventories (Notes 1 and 4)...............................    3,104,151      3,738,694
  Prepaid expenses and deferred income taxes (Note 8).......    1,074,763      1,008,913
  Current assets of discontinued operations (Note 2)........    3,122,103     14,345,775
                                                              -----------    -----------
Total current assets........................................   19,863,142     32,110,050
Property and equipment, at cost (Notes 5 and 6).............   17,648,832     17,054,756
Less accumulated depreciation...............................    9,121,805      8,321,253
                                                              -----------    -----------
Net property and equipment..................................    8,527,027      8,733,503
Other assets:
  Trade notes receivable, less current portion (Note 6).....    3,200,482      3,165,486
  Other note receivable (Note 2)............................    2,085,783             --
  Net investment in sales-type leases (Note 3)..............      779,398      1,254,330
  Other.....................................................      263,706        216,266
                                                              -----------    -----------
Total other assets..........................................    6,329,369      4,636,082
Noncurrent assets, principally, property, plant and
  equipment of discontinued operations (Note 2).............           --      1,943,732
                                                              -----------    -----------
                                                              $34,719,538    $47,423,367
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable (Note 6)....................................  $        --    $ 2,964,916
  Accounts payable..........................................    4,428,316      6,067,381
  Dividends payable.........................................      180,444        180,444
  Income taxes..............................................      281,912        230,485
  Accrued liabilities:
    Insurance...............................................      497,185        495,437
    Compensation............................................      708,501        677,289
    Profit-sharing..........................................      272,922        209,064
    Other...................................................      160,566        162,564
  Long-term debt due within one year (Note 6)...............    1,368,915      7,300,679
  Current liabilities of discontinued operations (Note 2)...      646,925      1,876,266
                                                              -----------    -----------
Total current liabilities...................................    8,545,686     20,164,525
Long-term debt (Note 6).....................................    1,920,222      3,329,267
Deferred income taxes (Note 8)..............................      512,000        876,000
Other long-term liabilities.................................    1,063,707        794,337
Shareholders' equity:
  Common stock, without par value; 6,000,000 shares
    authorized, 2,004,930 shares issued
    and outstanding (Note 7)................................    4,590,767      4,590,767
  Retained earnings.........................................   18,087,156     17,668,471
                                                              -----------    -----------
Total shareholders' equity..................................   22,677,923     22,259,238
                                                              -----------    -----------
                                                              $34,719,538    $47,423,367
                                                              ===========    ===========

See accompanying notes.

                            CHEMI-TROL CHEMICAL CO.

                              STATEMENTS OF INCOME

                                                               YEAR ENDED DECEMBER 31
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
Revenues:
  Net sales.........................................  $50,348,978    $46,556,082    $47,804,671
  Interest and financing income.....................      850,541        883,208      1,040,868
                                                      -----------    -----------    -----------
                                                       51,199,519     47,439,290     48,845,539
Costs and expenses:
  Cost of sales.....................................   43,764,588     40,925,918     42,585,113
  Selling...........................................    1,071,137      1,151,647      1,085,034
  General and administrative........................    2,280,105      2,174,286      1,944,182
  Interest..........................................      555,415        998,968        955,761
                                                      -----------    -----------    -----------
                                                       47,671,245     45,250,819     46,570,090
                                                      -----------    -----------    -----------
Income from continuing operations before income
  taxes.............................................    3,528,274      2,188,471      2,275,449
Income taxes (Note 8):
  Federal:
     Current........................................    1,289,000        730,000        631,000
     Deferred.......................................     (131,000)         3,000        120,000
  State and local...................................      313,000        142,000        153,000
                                                      -----------    -----------    -----------
                                                        1,471,000        875,000        904,000
                                                      -----------    -----------    -----------
Income from continuing operations...................    2,057,274      1,313,471      1,371,449
Discontinued operations (Note 2):
  Income (loss) from discontinued operations, net of
     income taxes...................................     (310,863)       (55,188)       103,256
  Loss on disposal of divisions, net of income tax
     credits........................................     (605,950)            --             --
                                                      -----------    -----------    -----------
Income (loss) from discontinued operations..........     (916,813)       (55,188)       103,256
                                                      -----------    -----------    -----------
Net income..........................................  $ 1,140,461    $ 1,258,283    $ 1,474,705
                                                      -----------    -----------    -----------
Income (loss) per common share (Note 7):
  Continuing operations.............................  $      1.03    $       .66    $       .69
  Discontinued operations (Note 2):
     Income (loss) from operations..................         (.16)          (.03)           .05
     Loss on disposal of divisions..................         (.30)            --             --
                                                      -----------    -----------    -----------
Net income per common share.........................  $       .57    $       .63    $       .74
                                                      ===========    ===========    ===========

See accompanying notes.

                            CHEMI-TROL CHEMICAL CO.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                       RETAINED
                                            SHARES        AMOUNT       EARNINGS         TOTAL
                                           ---------    ----------    -----------    -----------
Balance -- January 1, 1995...............  1,822,796    $2,792,174    $18,179,042    $20,971,216
  Net income.............................                               1,474,705      1,474,705
  Cash dividends -- $.36 per share (Note
     7)..................................                                (721,774)      (721,774)
  10% stock dividend issued..............    182,134     1,798,593     (1,798,593)            --
  Cash dividend issued for fractional
     shares..............................                                  (1,418)        (1,418)
                                           ---------    ----------    -----------    -----------
Balance -- December 31, 1995.............  2,004,930     4,590,767     17,131,962     21,722,729
  Net income.............................                               1,258,283      1,258,283
  Cash dividends -- $.36 per share (Note
     7)..................................                                (721,774)      (721,774)
                                           ---------    ----------    -----------    -----------
Balance -- December 31, 1996.............  2,004,930     4,590,767     17,668,471     22,259,238
  Net income.............................                               1,140,461      1,140,461
  Cash dividends -- $.36 per share (Note
     7)..................................                                (721,776)      (721,776)
                                           ---------    ----------    -----------    -----------
Balance -- December 31, 1997.............  2,004,930    $4,590,767    $18,087,156    $22,677,923
                                           =========    ==========    ===========    ===========

See accompanying notes.

                            CHEMI-TROL CHEMICAL CO.

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                      ------------------------------------------
                                                          1997           1996           1995
                                                      ------------    -----------    -----------
OPERATING ACTIVITIES
Income from continuing operations...................  $  2,057,274    $ 1,313,471    $ 1,371,449
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Notes receivable from product sales...............    (5,637,645)    (4,876,255)    (7,476,136)
  Collections from customers on notes receivable....     4,336,463      5,145,795      4,681,181
  Notes receivable sold.............................     1,671,710      2,001,692      2,348,145
  Proceeds from sales-type leases...................     1,103,438      1,600,771      2,023,828
  Additions to net investment in sales-type
     leases.........................................      (395,220)      (279,234)    (1,283,777)
  Depreciation......................................     1,069,192      1,064,628        962,987
  Provision for deferred income taxes...............      (131,000)         3,000        120,000
  Gain on sale of property and equipment............       (31,644)       (14,185)       (33,232)
  Changes in operating assets and liabilities:
     Accounts receivable............................     1,260,562     (2,065,417)       516,790
     Inventories....................................       634,543      1,744,837     (1,790,794)
     Prepaid expenses...............................       (73,850)        34,045        117,111
     Other assets...................................       (47,440)       (29,067)       (30,479)
     Accounts payable...............................    (1,639,065)       419,600        571,725
     Income taxes payable...........................        51,427         81,856         43,132
     Accrued liabilities............................       364,190        301,843       (234,058)
                                                      ------------    -----------    -----------
Net cash provided by continuing operations..........     4,592,935      6,447,380      1,907,872
Cash flow provided by (used in) discontinued
  operations........................................     2,412,214     (2,391,137)    (1,574,240)
                                                      ------------    -----------    -----------
Net cash provided by operating activities...........     7,005,149      4,056,243        333,632
INVESTING ACTIVITIES
Proceeds from sale of discontinued operations.......     6,299,533             --             --
Additions to property and equipment.................      (890,864)      (821,059)    (1,747,523)
Proceeds from disposals of property and equipment...        59,792         26,331         66,871
Discontinued operations, principally purchases of
  equipment.........................................       (42,537)      (101,978)      (380,361)
                                                      ------------    -----------    -----------
Net cash provided by (used in) investing
  activities........................................     5,425,924       (896,706)    (2,061,013)
FINANCING ACTIVITIES
Payments of long-term debt..........................    (7,340,809)    (7,243,141)    (4,791,733)
Net borrowings under line of credit.................    (2,964,916)     1,457,085     (1,992,169)
Cash dividend payments..............................      (721,776)      (721,774)      (705,386)
Proceeds from long-term borrowings..................            --      3,379,808      8,300,500
Payments in lieu of issuing fractional shares.......            --             --         (1,418)
                                                      ------------    -----------    -----------
Net cash provided by (used in) financing
  activities........................................   (11,027,501)    (3,128,022)       809,794
                                                      ------------    -----------    -----------
Increase (decrease) in cash.........................     1,403,572         31,515       (917,587)
Cash at beginning of year...........................       112,506         80,991        998,578
                                                      ------------    -----------    -----------
Cash at end of year.................................  $  1,516,078    $   112,506    $    80,991
                                                      ============    ===========    ===========

See accompanying notes

                            CHEMI-TROL CHEMICAL CO.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

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

NOTES RECEIVABLE

     Notes receivable are due in installments from customers for sales of liquid propane gas tanks. The notes are issued for three or four year terms and bear interest based on the prevailing interest rate. At December 31, 1997, the carrying value of notes receivable approximates their fair value based on the Company's current incremental lending rates.

LEASES

     Leases of liquid propane gas tanks to customers for noncancellable terms of five or ten years are recorded as sales at inception. The present value of the minimum payments is included in net sales, and the cost of the tanks is charged to cost of sales. Estimated residual values of the leased tanks are not significant. The leases are financed through notes payable to banks with terms similar to the leases. The obligations to the banks are included in long-term debt. Interest income computed at the rates implicit in the leases is recognized on the interest method.

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

NET INCOME PER COMMON SHARE

     In 1997, the Company adopted SFAS No. 128, "Earnings per Share." The standard replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Amounts presented in all years reflect the requirements of the new standard. Basic net income per common share is based on the weighted average number of shares outstanding of 2,004,930, after giving retroactive effect to the 10% stock

                            CHEMI-TROL CHEMICAL CO.

1.  SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

dividend issued in March 1995. Shareholders' rights have not been considered to have a dilutive effect as conditions to the exercisability of such rights have not been satisfied (see Note 7). The Company has no other potentially dilutive securities.

RECLASSIFICATIONS

     Certain 1996 financial statement amounts have been reclassified to conform to the 1997 financial statement presentation.

2.  DISCONTINUED OPERATIONS

     On March 25, 1997, the Company sold its Cory Orchard and Turf Division to Terra International, Inc. for approximately $4.8 million under an asset purchase agreement. The sale resulted in a net gain of $270,000 after income taxes of $180,000. The gain also includes the effects of LIFO quantity liquidations of $167,000.

     On November 18, 1997, the Company completed the sale of certain assets of its Cal-Van Tools Division to Eagle Tools, Inc. (Eagle), an affiliate of Horizon Tool, Inc. Eagle purchased inventory, machinery, equipment, fixtures, dies and the Cal-Van Tools name for a cash payment of $1.5 million and a note of approximately $2.3 million. Chemi-Trol retained and is currently collecting accounts receivable of approximately $4.8 million. Real estate with an approximate cost of $1.7 million and a carrying value of approximately $900,000 was also retained by Chemi-Trol and is being leased to Eagle under a one-year lease expiring November 1998. The sale resulted in a net loss of approximately $876,000 after a tax credit of $610,000. The loss includes income from the liquidation of LIFO quantities amounting to $259,000.

     Summary operating results of the discontinued Cory Orchard and Turf and the Cal-Van Tools segments for the years ended December 31 are as follows:

                                                 1997           1996           1995
                                              -----------    -----------    -----------
Revenues:
  Cal-Van Tools.............................  $12,468,638    $17,337,739    $15,527,740
  Cory Orchard and Turf.....................      917,235      5,675,097      6,675,197
                                              -----------    -----------    -----------
                                              $13,385,873    $23,012,836    $22,202,937
                                              ===========    ===========    ===========
Income (loss) before income taxes:
  Cal-Van Tools.............................  $  (462,270)   $     4,768    $    64,381
  Cory Orchard and Turf.....................      (71,593)       (96,956)       106,875
                                              -----------    -----------    -----------
                                                 (533,863)       (92,188)       171,256
Income taxes (credit).......................     (223,000)       (37,000)        68,000
                                              -----------    -----------    -----------
Net income (loss)...........................  $  (310,863)   $   (55,188)   $   103,256
                                              ===========    ===========    ===========

     Interest on borrowings under the Company's general credit facilities was allocated to discontinued operations based on the ratio of net assets of the discontinued Cory Orchard and Turf and the Cal-Van Tools segments to the total net assets of the Company plus existing debt under the Company's general credit facilities. Interest expense allocated to discontinued operations during the years ended December 31, 1997, 1996 and 1995 was $248,253, $578,682 and
$435,448, respectively.

                            CHEMI-TROL CHEMICAL CO.

2.  DISCONTINUED OPERATIONS -- (CONTINUED)

     Assets and liabilities of the discontinued segments at December 31, 1997 and 1996 are as follows:

                                                       1997           1996
                                                    ----------     -----------
Accounts receivable..............................   $2,699,753     $ 7,239,832
Inventory........................................      422,350       6,973,983
Prepaid expenses.................................           --         131,960
                                                    ----------     -----------
Total current assets.............................    3,122,103      14,345,775
Property, plant and equipment (net)..............           --       1,918,222
Other long-term assets...........................           --          25,510
                                                    ----------     -----------
Total assets.....................................   $3,122,103     $16,289,507
                                                    ==========     ===========
Accounts payable.................................   $  177,932     $ 1,291,780
Accrued liabilities..............................      468,993         584,486
                                                    ----------     -----------
Total liabilities................................   $  646,925     $ 1,876,266
                                                    ==========     ===========

     Two customers of the discontinued Cal-Van Tools segment approximated $2.3 and $5.3 million of total Company accounts receivable at December 31, 1997 and 1996, respectively.

     The financial statements of the Company and the related notes to financial statements have been restated to reflect the Cal-Van Tools and Cory Orchard and Turf segments as discontinued operations.

3.  NET INVESTMENT IN SALES-TYPE LEASES

     The components of the net investment in sales-type leases at December 31 are as follows:

                                                        1997           1996
                                                     ----------     ----------
Minimum lease payments receivable.................   $1,472,528     $2,309,775
Unearned financing income.........................      242,296        371,325
                                                     ----------     ----------
Net investment....................................    1,230,232      1,938,450
Current portion...................................      450,834        684,120
                                                     ----------     ----------
Noncurrent portion................................   $  779,398     $1,254,330
                                                     ==========     ==========

     At December 31, 1997 minimum lease payments receivable for each of the five subsequent years are as follows: 1998 -- $569,000; 1999 -- $424,000;
2000 -- $281,000; 2001 -- $137,000 and 2002 -- $61,000.

     At December 31, 1997 the carrying value of sales-type leases approximates fair value based on the Company's current incremental lending rates.

                            CHEMI-TROL CHEMICAL CO.

4.  INVENTORIES

     Inventories are comprised of the following at December 31:

                                                        1997           1996
                                                     ----------     ----------
Manufacturing inventories:
  Raw materials and supplies......................   $2,039,185     $2,198,548
  Work in process.................................        6,118         14,611
  Finished goods..................................      358,913        532,098
Purchased inventory held for resale...............      440,039        640,913
Materials used in contracting.....................      259,896        352,524
                                                     ----------     ----------
                                                     $3,104,151     $3,738,694
                                                     ==========     ==========

     Under the LIFO method, inventories have been reduced by approximately $1,063,000 and $998,000 at December 31, 1997 and 1996, respectively, from amounts which would have been reported under the first-in, first-out method.

5.  PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following at December 31:

                                                       1997           1996
                                                    ----------     -----------
Land and land improvements.......................   $1,136,924     $ 1,136,924
Buildings........................................    4,068,859       4,068,859
Machinery and equipment..........................    7,595,586       7,380,017
Automobiles and trucks...........................    4,656,204       4,448,038
Construction in process..........................      191,259          20,918
                                                    ----------     -----------
                                                    $17,648,832    $17,054,756
                                                    ==========     ===========

6.  DEBT

     The Company has a $15,000,000 bank line of credit available for revolving loans with interest payable at the bank's prime rate less .5% (8.0% and 7.75% at December 31, 1997 and 1996, respectively); no revolving loans at December 31, 1997 ($2,964,916 at December 31, 1996) were outstanding. Under this credit arrangement, the Company may convert, on or before May 2, 1998, up to $7,000,000 of revolving loans to term loans, payable over thirty-six or sixty months with interest at an annual rate equal to the yield for U. S. Treasury obligations of similar maturity plus a specified number of basis points. Converted term loans reduce the line of credit available for revolving loans. No conversions were made for the year ended December 31, 1997. Revolving loans are secured by accounts receivable and inventory; term loans are secured as described below.

     The credit agreement, amended as of May 2, 1997, contains provisions which require the Company to, among other things, maintain minimum debt to net worth and current ratios, minimum tangible net worth and certain working capital levels.

     The Company also has a $750,000 unused line of credit available for short-term borrowings with interest payable at a rate to be determined.

                            CHEMI-TROL CHEMICAL CO.

6.  DEBT -- (CONTINUED)
     Long-term debt outstanding at December 31 consists of the following:

                                                       1997           1996
                                                    ----------     -----------
7.43% -- 7.75% (6.63% -- 9.35% in 1996), term
  loans due in varying monthly amounts with a
  final maturity in December 1999, secured by
  trade notes receivable of approximately
  $1,548,000 at December 31, 1997................   $1,548,210     $ 7,194,941

8.04% mortgage note due in monthly installments
  of $40,237 with a final maturity in May 2002,
  secured by tank production facility with a net
  book value of $3,911,000 at December 31,
  1997...........................................    1,740,927       3,435,005
                                                    ----------     -----------
                                                     3,289,137      10,629,946
Amount due within one year.......................    1,368,915       7,300,679
                                                    ----------     -----------
                                                    $1,920,222     $ 3,329,267
                                                    ==========     ===========

     Annual maturities of long-term debt for the five years subsequent to December 31, 1997 are as follows: 1998 -- $1,369,000; 1999 -- $887,000;
2000 -- $415,000; 2001 -- $449,000 and 2002 -- $169,000.

     At December 31, 1997, the carrying value of long-term debt approximates fair value based on the Company's current incremental borrowing rates.

7.  COMMON STOCK

     In March 1995, the Company issued a 10% stock dividend. Income and cash dividends per common share amounts for all years presented in the statements of income and shareholders' equity have been adjusted to reflect the stock dividend.

     The Company has adopted a Shareholders' Rights Plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. Under the Rights Plan, each right will entitle shareholders to buy one one-hundredth of a share of common stock of the Company at an exercise price of $42.97 (as adjusted for the 10% stock dividend issued in March 1995). The rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's common stock or announces a tender or exchange offer after which such person or group would beneficially own 30 percent or more of the common stock without the prior approval of the Company's Board of Directors, or if they determine that any person is an "Adverse Person." Under certain circumstances, the rights will become exercisable for common stock or other assets or securities of the Company or common stock of the surviving corporation in a merger involving the Company. In such event, the rights would entitle the holders thereof to purchase such stock at 50% of the then-current market value of the stock.

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

8.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                        1997           1996
                                                     ----------     ----------
Deferred tax assets:
  Accrued insurance...............................   $  425,000     $  289,000
  Inventories.....................................      228,000        156,000
  Accrued compensation............................      192,000        149,000
  Allowance for doubtful accounts.................      119,000        129,000
  Warranty reserve................................       85,000         34,000
  Other...........................................      108,000         18,000
                                                     ----------     ----------
Total deferred tax assets.........................    1,157,000        775,000
Deferred tax liabilities:
  Property and equipment..........................      962,000      1,054,000
  Prepaid expenses................................           --         54,000
  Sales-type leases...............................        5,000         10,000
                                                     ----------     ----------
Total deferred tax liabilities....................      967,000      1,118,000
                                                     ----------     ----------
Net deferred tax assets (liabilities).............   $  190,000     $ (343,000)
                                                     ==========     ==========

     Net deferred tax assets (liabilities) are included in the balance sheets at December 31 as follows:

                                                         1997         1996
                                                       --------     ---------
Current assets......................................   $702,000     $ 533,000
Noncurrent liabilities..............................    512,000       876,000
                                                       --------     ---------
Net deferred tax assets (liabilities)...............   $190,000     $(343,000)
                                                       ========     =========

     The effective income tax rate differs from the statutory U. S. federal income tax rate for the following reasons and by the following percentages:

                                                       YEAR ENDED DECEMBER 31
                                                       ----------------------
                                                       1997     1996     1995
                                                       ----     ----     ----
Statutory U. S. federal income tax rate.............   34.0%    34.0%    34.0%
Increase resulting from:
  State and local income taxes, net of federal tax
     effect.........................................    5.8      4.3      4.5
  Non-deductible expenses...........................    1.9      1.7      1.6
  Other.............................................     --       --     (.4)
                                                       ----     ----     ----
Effective income tax rate...........................   41.7%    40.0%    39.7%
                                                       ====     ====     ====

9.  EMPLOYEES' RETIREMENT PLAN

     The Company has a profit-sharing plan which provides retirement benefits for full-time employees. The plan provides for Company contributions at the discretion of the Board of Directors of an amount not to exceed that deductible for federal income tax purposes. Costs charged to continuing operations amounted to $273,000 in 1997, $209,000 in 1996 and $222,000 in 1995.

                            CHEMI-TROL CHEMICAL CO.

10.  SALE OF NOTES WITH RECOURSE

     The Company has a contingent liability of approximately $2,691,000 at December 31, 1997 for customers' installment notes sold with recourse to the Chemi-Trol Chemical Company Profit Sharing Plan. The credit risk associated with these notes is minimal as the Company retains a security interest in the product sold on the installment basis.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information for the years ended December 31 is as follows:

                                          1997           1996           1995
                                       ----------     ----------     ----------
Cash paid for interest..............   $  812,485     $1,574,702     $1,144,411
                                       ----------     ----------     ----------
Cash paid for income taxes..........   $1,299,671     $  753,143     $  615,483
                                       ==========     ==========     ==========

     The Company received a promissory note for approximately $2.3 million in November 1997 from the purchase of its Cal-Van Tools Division.

12.  ENVIRONMENTAL

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

13.  INFORMATION PERTAINING TO INDUSTRY SEGMENTS

     The Company has two operating segments which are in separate industries. The Tank division produces and sells steel pressure tanks for the storage of liquid propane gas and anhydrous ammonia to customers in the U.S. and Canada. The operations of the Chemical division involve the sale and application of highway pavement marking and vegetation control materials in the U.S. Total revenues by segment include sales to unaffiliated customers, as reported in the Company's income statement. Operating profit (total revenues less operating expenses) excludes general corporate expenses, interest expense, corporate interest income, corporate other income and income taxes. Corporate assets include cash investments, notes receivable from sale of discontinued operations, administrative offices, and real estate held for lease.

     The following summarizes the Company's continuing operations and identifiable assets:

                                              YEAR ENDED DECEMBER 31
                                    -------------------------------------------
                                       1997            1996            1995
                                    -----------     -----------     -----------
Revenues:
  Tank...........................   $38,509,519     $34,171,719     $34,599,551
  Chemical.......................    12,633,559      13,264,996      14,221,281
  Corporate interest.............        56,441           2,575          24,707
                                    -----------     -----------     -----------
Total revenues...................   $51,199,519     $47,439,290     $48,845,539
                                    ===========     ===========     ===========

                            CHEMI-TROL CHEMICAL CO.

13.  INFORMATION PERTAINING TO INDUSTRY SEGMENTS -- (CONTINUED)

                                              YEAR ENDED DECEMBER 31
                                    -------------------------------------------
                                       1997            1996            1995
                                    -----------     -----------     -----------
Operating profit:
  Tank...........................   $ 5,057,046     $ 4,221,715     $ 4,172,778
  Chemical.......................       764,094         674,526         574,587
                                    -----------     -----------     -----------
Total operating profit...........     5,821,140       4,896,241       4,747,365
General corporate expenses.......    (1,793,893)     (1,711,377)     (1,540,862)
Interest expense.................      (555,415)       (998,968)       (955,761)
Corporate interest income........        56,442           2,575          24,707
                                    -----------     -----------     -----------
Income from continuing operations
  before income taxes............   $ 3,528,274     $ 2,188,471     $ 2,275,449
                                    ===========     ===========     ===========
Identifiable assets:
  Tank...........................   $21,976,117     $25,346,790     $28,449,834
  Chemical.......................     3,337,997       3,058,300       3,346,820
  Corporate assets...............     6,283,321       2,728,770       2,859,573
  Discontinued operations........     3,122,103      16,289,507      13,936,312
                                    -----------     -----------     -----------
Total assets.....................   $34,719,538     $47,423,367     $48,592,539
                                    ===========     ===========     ===========
Depreciation:
  Tank...........................   $   598,222     $   576,549     $   565,731
  Chemical.......................       349,417         324,944         296,098
  Corporate assets...............       121,553         163,135         101,158
                                    -----------     -----------     -----------
Total depreciation...............   $ 1,069,192     $ 1,064,628     $   962,987
                                    ===========     ===========     ===========
Capital expenditures:
  Tank...........................   $   334,308     $   261,848     $   581,785
  Chemical.......................       517,870         347,026         439,773
  Corporate assets...............        38,686         212,185         725,965
                                    -----------     -----------     -----------
Total capital expenditures.......   $   890,864     $   821,059     $ 1,747,523
                                    ===========     ===========     ===========

14.  YEAR 2000 ISSUES (UNAUDITED)

     The Company has assessed its current computer software for proper functioning with respect to dates in the year 2000 and thereafter. The year 2000 issue and related costs are not expected to have a material impact on the operations of the Company.

15.  SALE OF COMPANY

     On December 19, 1997, the Company announced it had entered into a nonbinding letter of intent for the sale of the outstanding common shares of the Company. The transaction is contingent upon the approval of the board of directors of both companies, the shareholders of the Company, and the execution of a definitive agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information as of March 1, 1998 is furnished with respect to each director, each executive officer and certain significant employees:

                                                                                        DIRECTOR
                                                    OFFICES AND POSITIONS             CONTINUOUSLY    CURRENT TERM
             NAME                  AGE              HELD WITH THE COMPANY                SINCE        THROUGH JULY
             ----                  ---              ---------------------             ------------    ------------
Robert W. Woolf................    55     Director, Chairman of the Board, President      1987            2000
                                          and Chief Executive Officer
John P. Simcox.................    48     Director, Vice President and General            1990            1998
                                          Manager -- Tank Division
Kevin D. Lauck.................    47     Director, Secretary / Treasurer and             1990            1999
                                          Controller
Arthur F. Doust................    74     Director                                        1952            1999
W. Burton Lloyd................    59     Director                                        1986            1999
Robert H. Moyer................    69     Director                                        1992            2000
Fred J. Roynon.................    65     Director                                        1993            1998
Richard J. Dudley..............    67     Director                                        1993            2000
Asher B. Edelman...............    58     Director                                        1997            1998
James C. Herl..................    51     General Manager -- Chemical Group                --              --

     Robert W. Woolf joined the Company in 1972. He has served as Chairman of the Board , President and CEO (1998 to date), President (1988 to date), Vice President (1985 to 1988), Executive Administrator and Assistant Secretary (1977 to 1985) and as Assistant Controller (1972 to 1977) of the Company.

     John P. Simcox joined the Company in 1972. He has served as Vice President (1991 to date) and General Manager of the Tank Division (1990 to date), Director of Sales for the Company (1987 to 1989), Sales Manager for Chemical Group and Assistant Sales Manager for Tank Division (1977 to 1987), and as a salesman for the Chemical Group and Tank Division in both Indiana and Ohio (1972 to 1977).

     Kevin D. Lauck joined the Company in 1977. He has served as Secretary / Treasurer and Controller (1997 to date), Secretary and Controller (1988 to date), Assistant Secretary and Assistant Controller (1985 to 1987) and Assistant Controller (1977 to 1985).

     Arthur F. Doust joined the Company in 1952. He has served as Chairman of the Board (1985 to 1998), Chief Executive Officer (1987 to 1998), President (1969 to 1988) and as First Vice President and General Manager (1952 to 1969) of the Company.

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

     Asher B. Edelman is President and Sole Director (1995 to date) of A.B. Edelman Management Company, Inc., the sole general partner of Edelman Value Partners, L.P.; General Partner (1984 to date), Asco Partners a general partner of Edelman Securities Company; General Partner, Plaza Securities Company; Chairman of the Board (1985 to date) and Chief Executive Officer (1993 to date) of Datapoint Corporation; Investment Manager, (1996 to date) Edelman Value Fund, Ltd.; Chairman of the Board, Canal Capital Corporation.

     James C. Herl joined the Company in 1974. He has served as Engineer in the Chemical Group, with primary responsibility in the Pavement Marking Division. (1974-1994) and as General Manager of the Chemical Group (1995 to date).

     Messrs. Doust, Woolf, and Dudley are members of the Executive Committee of the Company. Messrs. Woolf, Doust and Lloyd are members of the Governance Committee. Messrs. Doust, Moyer, Lloyd and Woolf are members of the Compensation Committee and the Audit Committee is comprised of the following independent directors, Messrs. Moyer, Roynon and Edelman.

     The Company has no standing nominating committee or committee performing similar tasks.

     Directors of the Company are elected at the Company's annual meeting of shareholders for a term of three years and until their successors are elected and qualified. The executive officers of the Company are elected by and serve at the pleasure of the Board of Directors of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     James R. LaBenne, Former General Manager at the Cal-Van Tools Division, was delinquent in filing a Form 4 Statement of Changes in Beneficial Ownership, to report the sale of 435 shares of stock in May of 1997, but timely filed Form 5 to rectify the delinquency. John P. Simcox inadvertently filed a 1997 Form 5 late to report the purchase of 50 shares of common stock in June of 1997. The Company believes that all other Directors and Officers have timely filed all reports required by Section 16(a) of the Act.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY INFORMATION

     The following table summarizes the total compensation for each of the last three years of (i) the Company's Chief Executive Officer and (ii) any of its other four most highly compensated executive officers who received salary and bonus in 1997 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION
                                              -----------------------------------
                                                                        OTHER         ALL OTHER
                                                                        ANNUAL       COMPENSATION
    NAME AND PRINCIPAL POSITION       YEAR    SALARY $    BONUS $    COMPENSATION        (B)
    ---------------------------       ----    --------    -------    ------------    ------------
Arthur F. Doust                       1997    $ 58,448    $24,000     $ 3,000(a)       $ 31,372
  Chairman and CEO                    1996      55,996     24,000       3,000(a)          2,480
                                      1995      53,225     17,000       3,000(a)          2,177

Robert W. Woolf                       1997     109,985     35,000       3,000(a)        102,714
  President and COO                   1996     106,814     20,000       3,000(a)          3,931
                                      1995     102,086     18,125       3,000(a)          3,726

John P. Simcox                        1997      83,126     18,200       3,000(a)         73,302
  Vice President and General          1996      79,538     13,200       3,000(a)          2,875
     Manager Tank Division            1995      76,209     13,200       3,000(a)          2,772

Kevin D. Lauck                        1997      83,201     18,200       3,000(a)         71,175
     Secretary / Treasurer            1996      79,571     13,200       3,000(a)          2,876
     and Controller                   1995      76,246     10,000       3,000(a)          2,674

---------------

(a) Director Fees paid for service on Board of Directors.

(b) Includes Company's profit sharing plan account contributions and for 1997, the dollar amount of the cash surrender value of life insurance policies held in the Deferred Compensation Plan which vested for the four named officers in the amount of $28,486, $97,644, $69,755 and $67,626, respectively.

     During the year ended December 31, 1997, each Director of the Company was compensated for services as a Director by the total payment of $3000 for the four regularly scheduled meetings. Outside or independent Directors are compensated $400 for attending special meetings that are scheduled on days other than the regular quarterly meetings.

DEFERRED COMPENSATION PLAN FOR KEY EMPLOYEES

     In 1997, Chemi-Trol Chemical Co. (the "Company") adopted the Deferred Compensation Plan for Key Employees (the "Plan"). Pursuant to the Plan, certain key employees participating in the Plan (the "Participants") were granted vested interests in life insurance policies the Company had previously purchased on their lives. If a Participant terminates employment for any reason other than death, the Participant is entitled to the cash value of the policy. If the Participant dies while employed by the Company, the Participant is entitled to one-half of the death benefit under the policy. The Company has entered into a Trust Agreement pursuant to which the insurance policies have been contributed to a grantor trust.

EXECUTIVE EMPLOYMENT AGREEMENTS

     In August 1996, the Company entered into agreements to employ Mr. Robert W. Woolf as the President and Chief Operating officer, Mr. John P. Simcox as Vice President and General Manager of the Tank Division, and Mr. Kevin D. Lauck, as Secretary and Controller for terms of three years. The employment agreements provide for annual base compensation equal to an amount which is not less than the officers annual base compensation on the date of the agreement and for an annual bonus which is not less than the greater of 15% annual base compensation or the bonus paid in the preceding fiscal year. In addition the employment agreements provide that during the term of the agreement and for one year thereafter, the officers shall not compete with any business carried on by the Company (provided that no change of control shall have occurred). The agreements further provide that if the officer's employment is terminated following a change of control, other than for cause, disability or retirement, the officer shall be entitled to receive, in lieu of any salary or bonuses payable under the agreement, an amount equal to three times the present value of his annual base compensation and bonus plus the cash surrender value of all life insurance maintained by the Company on the officer's life.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of Arthur F. Doust and Robert W. Woolf, each of whom is an executive officer of the Company, and Robert H. Moyer and W. Burton Lloyd, independent directors.

Compensation Committee Report on Executive Compensation

     This report sets forth the compensation policies of the Compensation Committee applicable to the Company's executive officers and the relationship of corporate performance to executive compensation.

     The Company's compensation package for its executive officers consists of base salary, annual performance-based bonus and participation in the Company's Profit Sharing Plan and the deferred compensation plan. These particular elements are further explained herein.

     Base salaries are determined primarily on the basis of salaries being paid in the competitive marketplace, Company-wide performance and each executive officer's responsibilities, individual performance, knowledge, ability, time in position and prior experience. Salaries are adjusted annually as determined by individual performance, the competitive marketplace, Company-wide performance and changes in the cost of living, subject to minimum specified in employment contracts with certain key employees of the Company. In general, base salaries are set at levels believed by the Committee to be sufficient to attract and retain qualified individuals when considered with the other components of the Company's compensation structure.

     Annual performance-based bonuses are determined at year end by the Committee for each executive officer, with the amount for each depending upon individual accomplishments and the overall performance of the Company, as weighted and applied on an individual basis by the Compensation Committee. Performance bonuses for executive officers have historically not exceeded one-third of base compensation.

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

     The foregoing report has been furnished by members of the compensation committee of the Board of Directors.

    Arthur F. Doust    W. Burton Lloyd    Robert H. Moyer    Robert W. Woolf

STOCK PERFORMANCE GRAPH

     Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock against the cumulative total return of the S & P 500 Stock Index and the Diversified Mfg. Group for the period commencing December 31, 1992, and ending December 31, 1997.

               Measurement Period                    Chemi-Trol         S&P 500        Manufacturing
             (Fiscal Year Covered)                  Chemical Co.        Comp-LTD        (Divers)-500
Dec-92                                                         100               100               100
Dec-93                                                      114.27           110.062            121.50
Dec-94                                                      118.14            111.52            125.89
Dec-95                                                      140.30            153.39            177.27
Dec-96                                                      130.00            188.59            244.35
Dec-97                                                      273.90            251.49            290.99

     Assumes that the value of the investment in Chemi-Trol Chemical Common Stock and each index was $100 on December 31, 1992, and that all dividends were reinvested monthly.

Source: S&P Compustat     Base Year = 100: 12/31/92

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

     Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's voting shares on December 31, 1998.

                                  NAME AND ADDRESS                   AMOUNT AND NATURE OF     PERCENT
TITLE OF CLASS                  OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)   OF CLASS
--------------    ------------------------------------------------  -----------------------   --------
Common Shares     Arthur F. Doust                                           253,015(2)         12.62%
                  2690 CR 69
                  Gibsonburg, Ohio 43431

Common Shares     Trilon Dominion Partners, L.L.C.                          241,351(3)         12.03%
                  F/K/A Venture Capital,
                  Equities, L.L.C.
                  250 Park Avenue, Suite 2020
                  New York, New York 10022

Common Shares     Asher B. Edelman                                          125,200(4)          6.24%
                  717 Fifth Ave.
                  New York, New York 10022

---------------

(1) All shares are held of record with sole voting and investment power unless otherwise indicated.

(2) Includes (a) 157,014 shares held in trust by Arthur F. Doust and Anna K. Doust, Co-Trustees, of which 78,507 shares are held for their own benefit;
    (b) 45,265 shares owned by Anna K. Doust, wife of Arthur F. Doust; and (c) 12,743 shares owned by the children of Arthur F. Doust.

(3) Based upon most recent Schedule 13D filing dated September 27, 1996. VC Holdings, Inc., the sole manager and the holder of 100% of the voting interests of Trilon Dominion Partners, L.L.C. ("L.L.C."), is the indirect beneficial owner of the 241,351 shares of common stock of the issuer owned by L.L.C. Ronald W. Cantwell ("Mr. Cantwell") is the holder of 100% of the capital stock of VC Holdings, Inc., which is the sole manager and the holder of 100% of the voting interests of L.L.C. Consequently, Mr. Cantwell is the indirect beneficial owner of the 241,351 shares of common stock of the issuer owned by the L.L.C. Dominion Capital, Inc. holds a 50% non-voting preferred interest in the L.L.C. Dominion Capital, Inc. has disclaimed beneficial ownership of these securities.

(4) Based upon Form 4 filing dated December 9, 1997. Edelman Value Partners, L.P. owns 43,700 Shares and Edelman Value Fund, Ltd. owns 81,500 shares. Asher B. Edelman is the President and Sole Director of A.B. Edelman Management Company, Inc., which is the Sole General Partner of Edelman Value Partners, L.P. and also the Investment Manager of Edelman Value Fund, Ltd. Therefore, Mr. Edelman may be deemed the beneficial owner of both of these holdings.

     (b) Security Ownership Management

     The following table sets forth information as to the beneficial ownership of the Common Shares of the Company, as of December 31, 1997, by each Director of the Company and by all directors and officers of the Company as a group:

                                                                     AMOUNT AND NATURE OF
                BENEFICIAL OWNER                    TITLE OF CLASS  BENEFICIAL OWNERSHIP(1)    PERCENT
                ----------------                    --------------  -----------------------    -------
Arthur F. Doust.................................    Common Shares           253,015(2)          12.62%
Robert W. Woolf.................................    Common Shares              4225               .21%
John P. Simcox..................................    Common Shares              1550               .08%
Kevin D. Lauck..................................    Common Shares              2952               .15%
W. Burton Lloyd.................................    Common Shares            61,463(3)           3.07%
Robert H. Moyer.................................    Common Shares             2,452               .12%
Fred J. Roynon..................................    Common Shares               500               .02%
Richard J. Dudley...............................    Common Shares               242               .01%
Asher B. Edelman................................    Common Shares           125,200(4)           6.24%
All directors and
  officers as a group (10 persons)..............    Common Shares           454,555             22.67%

---------------

(1) All shares are held of record with sole voting and investment power unless otherwise indicated.

(2) Includes (a) 157,014 shares held in trust by Arthur F. Doust and Anna K. Doust, Co-Trustees, of which 78,507 shares are held for their own benefit;
    (b) 45,265 shares owned by Anna K. Doust, wife of Arthur F. Doust; and (c) 12,743 shares owned by the children of Arthur F. Doust.

(3) Includes (a) 58,269 shares owned by Roselyn Lloyd, wife of W. Burton Lloyd.

(4) Includes (a) 43,700 shares held by Edelman Value Partners, L.P., a Delaware limited partnership of which A. B. Edelman Management Co., Inc., a New York corporation is sole general partner. Mr. Edelman is President and sole director of such corporation. (b) 81,500 shares held by Edelman Value Fund, Ltd., a British Virgin Islands corporation for which Mr. Edelman serves as Investment Manager.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No disclosure required.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. and 2. Financial Statements and Financial Statement Schedule

                                                              PAGE
                                                              -----
Balance sheets at December 31, 1997 and 1996................     13
Statements of income for each of the three years in the
  period ended December 31, 1997............................     14
Statements of shareholders' equity for each of the three
  years in the period ended December 31, 1997...............     15
Statements of cash flows for each of the three years in the
  period ended December 31, 1997............................     16
Notes to financial statements...............................  17-24
Schedule for each of the three years in the period ended
  December 31, 1997:
  VIII -- Reserves..........................................     35

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(a) 3. EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
  2.1        Agreement and Plan of Merger dated as of February 20, 1998 by and among Harsco Corporation, H-Chemi Acquisition Corp.
             and Chemi-Trol Chemical Co. whereby the Registrant agrees to be acquired for cash price of approximately $46 million or
             $23.00 per share.
  3. (I)     Amended Articles of Incorporation of the Registrant
             (Incorporated herein by reference to Exhibit 3.1 to Form
             10-K annual report for year ended December 31, 1993).
  3. (ii)    Amended and Restated Code of Regulations of the Registrant.
             (Incorporated herein by reference to Exhibit 3.2 to Form
             10-K annual report for year ended December 31, 1993).
  4.1        Articles IV and V of the Amended Articles of Incorporation
             of the Registrant (Incorporated herein by reference to
             Exhibit 3.1 to Form 10-K annual report for year ended
             December 31, 1993).
  4.2        Articles II, III, VIII and XIII of the Amended and Restated
             Code of Regulations of the Registrant (Incorporated herein by reference to Exhibit 3.2 to Form 10-K annual report for year ended December 31, 1993).
  4.3        Specimen Common Share Certificate (Incorporated herein by
             reference to Exhibit 4(d) to Form S-1 Registration Statement
             No. 2-59959 of the Registrant filed on September 27, 1977
             (the "Registration Statement")).
  4.4        Shareholder Rights Plan of the Registrant dated May 27, 1993
             (Incorporated herein by reference to Exhibit 5(a) to Form
             8-K Current Report of the Registrant dated May 27, 1993).
  4.5        Amended and Restated Credit Agreement between the Registrant and Fifth Third Bank dated May 2, 1996 authorizing borrowing by the Registrant of up to $15,000,000 (Incorporated herein by reference to Exhibit 4.5 to Form 10-K annual report for year ended December 31, 1996).
  4.6        Amendment to credit agreement between the Registrant and
             Fifth Third Bank dated as of February 28, 1997 (see Exhibit
             4.5 above) amending the terms of the credit agreement
             (Incorporated herein by reference to Exhibit 4.6 to Form
             10-K annual report for year ended December 31, 1996).
  4.7        Second amendment to credit agreement between Registrant and
             Fifth Third Bank dated as of May 2, 1997 (See Exhibit 4.5
             above) amending the terms of the Credit Agreement.
  4.8        Stock Option Agreement dated as of February 20, 1998 among
             Harsco Corporation ("Parent") a Delaware Corporation,
             H-Chemi Aquisition Corp., a Pennsylvania Corporation and a
             direct, wholly-owned subsidiary of Parent and Chemi-Trol
             Chemical Co., an Ohio Corporation.
             No other instruments defining the rights of holders of
             long-term debt of the Registrant have been included as an
             exhibit because the total amount of indebtedness authorized by any such instrument does not exceed 10% of the total
             assets of the Registrant. The Registrant hereby agrees to
             furnish supplementally a copy of any omitted long-term debt instrument to the Commission upon request.
 10.1        Agreement between the Registrant and Sumitomo Shoji America,
             Inc. dated September 14, 1976 granting Sumitomo a right of first refusal to supply steel plate to the Tank Division
             (Incorporated herein by reference to Exhibit 13(b) (2) to
             the Registration Statement).
 10.2        Collective Bargaining Agreement between the Registrant and the United Steelworkers of America, AFL-CIO-CLC, Local Union
             No. 1915, dated May 1, 1996 (Incorporated herein by
             reference to Exhibit 10.2 to 10-K annual report for year
             ended December 31, 1996).
 10.3        Form of Employment Agreements dated August 1, 1996 between the Registrant and Robert A. Woolf, President, John P.
             Simcox, Vice President and Kevin D. Lauck, Secretary
             (Incorporated by reference to exhibit 10.4 to Form 10-K
             annual report for year ended December 31, 1996).
 10.4        Agreement between the Registrant and Laborers Inter-National
             Union, Local No. 480, effective March 1, 1998.
 10.5        Form of Deferred Compensation Plan for Key Employees
             effective August 15, 1997.

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
 10.6        Agreement of Purchase and Sale of Assets dated November 18,
             1997 between the Registrant and Eagle Tools, Inc. for the
             sale of certain assets of the Registrant's Cal-Van Tools
             Division. (Incorporated herein by reference to Exhibit 2.1 to Form 8-K dated November 24, 1997).
 10.7        Asset Purchase Agreement dated March 25, 1997 between the
             Registrant and Terra International, Inc. for the sale of
             Certain assets of its Cory Orchard & Turf Division.
 22          Subsidiaries of the Registrant (No Exhibit is included
             because the Registrant has no Subsidiaries.)
 27          Financial Data Schedule

(b) REPORTS ON FORM 8-K

     On November 24, 1997 the Registrant filed a Form 8-K reporting under Item 2, acquisition or disposition of assets, completion of the sale of certain assets of its Cal-Van Tools Division to Eagle Tools, Inc. "Eagle" an Ohio Corporation having its principal office in Guilford County, North Carolina. The 8-K included an Unaudited ProForma Condensed Balance Sheet as of September 30, 1997 and Unaudited ProForma Condensed Statements of Income for: Fiscal year ended December 31, 1997 and Nine Months ended September 30, 1997.

                            CHEMI-TROL CHEMICAL CO.

                           SCHEDULE VIII -- RESERVES

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                   BALANCE AT     ADDITIONS CHARGED
                                  BEGINNING OF        TO COSTS         DEDUCTIONS FROM    BALANCE AT END OF
          DESCRIPTION                PERIOD         AND EXPENSES          RESERVES             PERIOD
          -----------             ------------    -----------------    ---------------    -----------------
Year ended December 31, 1997
  Allowance for doubtful
  accounts......................    $210,000           $53,136             $ 8,136(a)         $255,000
Year ended December 31, 1996
  Allowance for doubtful
  accounts......................     150,000            97,511              37,511(a)          210,000
Year ended December 31, 1995
  Allowance for doubtful
  accounts......................     141,000            18,095               9,095(a)          150,000

---------------

(a) Doubtful accounts written off.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CHEMI-TROL CHEMICAL CO.
                                          Registrant

                                                   /s/ ROBERT W. WOOLF

                                          --------------------------------------
                                          By: Robert W. Woolf, Chairman,
                                            President and Chief Executive
                                            Officer

                                                    /s/ KEVIN D. LAUCK

                                          --------------------------------------
                                          By: Kevin D. Lauck, Secretary,
                                            Treasurer and Controller (Principal
                                            Accounting Officer and Principal
                                            Financial Officer)

Gibsonburg, Ohio
March 23, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

/s/ ARTHUR F. DOUST                                    /s/ ROBERT W. WOOLF
-----------------------------------------------------  -----------------------------------------------------
Arthur F. Doust, March 23, 1998                        Robert W. Woolf, March 23, 1998
(Director)                                             (Director, Chairman, President and
                                                       Chief Executive Officer)

                                                       /s/ JOHN P. SIMCOX
-----------------------------------------------------  -----------------------------------------------------
Richard J. Dudley, March 23, 1998                      John P. Simcox, March 23, 1998
(Director)                                             (Director and Vice President)

/s/ ROBERT H. MOYER                                    /s/ ASHER B. EDELMAN
-----------------------------------------------------  -----------------------------------------------------
Robert H. Moyer, March 23, 1998                        Asher B. Edelman, March 23, 1998
(Director)                                             (Director)

/s/ FRED J. ROYNON                                     /s/ W. BURTON LLOYD
-----------------------------------------------------  -----------------------------------------------------
Fred J. Roynon, March 23, 1998 (Director)              W. Burton Lloyd, March 23, 1998
                                                       (Director)

/s/ KEVIN D. LAUCK
-----------------------------------------------------
Kevin D. Lauck, March 23, 1998
(Director and Secretary / Treasurer)

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No Annual Report covering the Registrant's last fiscal year or proxy soliciting material for any meeting of security holders since the 1997 Annual Meeting has been sent to the Registrant's security holders. Such report and proxy material for the Registrant's 1997 Annual Meeting will be furnished to security holders subsequent to the filing of this Annual Report.

                            FORM 10-K EXHIBIT INDEX

EXHIBIT                                                                     PAGE
NUMBER                         DESCRIPTION OF DOCUMENT                     NUMBER
-------                        -----------------------                     ------
  2.1        Agreement and Plan of Merger dated as of February 20, 1998      40
             by and among Harsco Corporation, H-Chemi Acquisition Corp.
             and Chemi-Trol Chemical Co. whereby the Registrant agrees to be acquired for cash price of approximately $46 million or
             $23.00 per share.
  3. (I)     Amended Articles of Incorporation of the Registrant
             (Incorporated herein by reference to Exhibit 3.1 to Form
             10-K annual report for year ended December 31, 1993).
  3. (ii)    Amended and Restated Code of Regulations of the Registrant.
             (Incorporated herein by reference to Exhibit 3.2 to Form
             10-K annual report for year ended December 31, 1993).
  4.1        Articles IV and V of the Amended Articles of Incorporation
             of the Registrant (Incorporated herein by reference to
             Exhibit 3.1 to Form 10-K annual report for year ended
             December 31, 1993).
  4.2        Articles II, III, VIII and XIII of the Amended and Restated
             Code of Regulations of the Registrant (Incorporated herein by reference to Exhibit 3.2 to Form 10-K annual report for year ended December 31, 1993).
  4.3        Specimen Common Share Certificate (Incorporated herein by
             reference to Exhibit 4(d) to Form S-1 Registration Statement
             No. 2-59959 of the Registrant filed on September 27, 1977
             (the "Registration Statement")).
  4.4        Shareholder Rights Plan of the Registrant dated May 27, 1993
             (Incorporated herein by reference to Exhibit 5(a) to Form
             8-K Current Report of the Registrant dated May 27, 1993).
  4.5        Amended and Restated Credit Agreement between the Registrant and Fifth Third Bank dated May 2, 1996 authorizing borrowing by the Registrant of up to $15,000,000 (Incorporated herein by reference to Exhibit 4.5 to Form 10-K annual report for year ended December 31, 1996).
  4.6        Amendment to credit agreement between the Registrant and
             Fifth Third Bank dated as of February 28, 1997 (see Exhibit
             4.5 above) amending the terms of the credit agreement
             (Incorporated herein by reference to Exhibit 4.6 to Form
             10-K annual report for year ended December 31, 1996).
  4.7        Second amendment to credit agreement between Registrant and     74
             Fifth Third Bank dated as of May 2, 1997 (See Exhibit 4.5
             above) amending the terms of the Credit Agreement.
  4.8        Stock Option Agreement dated as of February 20, 1998 among      76
             Harsco Corporation ("Parent") a Delaware Corporation,
             H-Chemi Aquisition Corp., a Pennsylvania Corporation and a
             direct, wholly-owned subsidiary of Parent and Chemi-Trol
             Chemical Co., an Ohio Corporation.
             No other instruments defining the rights of holders of
             long-term debt of the Registrant have been included as an
             exhibit because the total amount of indebtedness authorized by any such instrument does not exceed 10% of the total
             assets of the Registrant. The Registrant hereby agrees to
             furnish supplementally a copy of any omitted long-term debt instrument to the Commission upon request.
 10.1        Agreement between the Registrant and Sumitomo Shoji America,
             Inc. dated September 14, 1976 granting Sumitomo a right of first refusal to supply steel plate to the Tank Division
             (Incorporated herein by reference to Exhibit 13(b) (2) to
             the Registration Statement).

EXHIBIT                                                                     PAGE
NUMBER                         DESCRIPTION OF DOCUMENT                     NUMBER
-------                        -----------------------                     ------
 10.2        Collective Bargaining Agreement between the Registrant and the United Steelworkers of America, AFL-CIO-CLC, Local Union
             No. 1915, dated May 1, 1996 (Incorporated herein by
             reference to Exhibit 10.2 to 10-K annual report for year
             ended December 31, 1996).
 10.3        Form of Employment Agreements dated August 1, 1996 between the Registrant and Robert A. Woolf, President, John P.
             Simcox, Vice President and Kevin D. Lauck, Secretary
             (Incorporated by reference to exhibit 10.4 to Form 10-K
             annual report for year ended December 31, 1996).
 10.4        Agreement between the Registrant and Laborers Inter-National    84
             Union, Local No. 480, effective March 1, 1998.
 10.5        Form of Deferred Compensation Plan for Key Employees            88
             effective August 15, 1997.
 10.6        Agreement of Purchase and Sale of Assets dated November 18,
             1997 between the Registrant and Eagle Tools, Inc. for the
             sale of certain assets of the Registrant's Cal-Van Tools
             Division. (Incorporated herein by reference to Exhibit 2.1 to Form 8-K dated November 24, 1997).
 10.7        Asset Purchase Agreement dated March 25, 1997 between the       92
             Registrant and Terra International, Inc. for the sale of
             Certain assets of its Cory Orchard & Turf Division.
 22          Subsidiaries of the Registrant (No Exhibit is included
             because the Registrant has no Subsidiaries.)
 27          Financial Data Schedule                                        101