Form 10-K/A
period 1997-12-31
CHEMI TROL CHEMICAL CO
filed 1998-04-29
CIK 215420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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
721 Graham Drive                                                 propane and anhydrous ammonia tanks.
Fremont, Ohio 43420                                              Operations commenced during the second
                                                                 quarter of 1993 (See note 6 to the
                                                                 financial statements for mortgage
                                                                 information) (2)

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

     (a) 1997 versus 1996


     Revenues from continuing operations increased by 7.9% to record levels of $51,199,519 and resulted in operating profit increasing by 61.2% to $3,528,274 from 1996 levels of $2,188,471. The increase in operating profit was led by record performance of the Company's Tank Division.



     1997 revenues of the Tank division increased by 12.7% to $38,509,519 while operating profits increased by 19.8% to $5,057,046 from $4,221,715 in 1996. Both revenues and profits were at record levels. The increase in revenues was comprised of a 13.3% increase in net sales and a reduction of 9.8% in interest and financing income. The increase in net sales was the result of a 16.0% increase in units shipped which was partially offset by a lower net average selling price. Demand for the division's products and the division's geographic sales area continued to increase and were responsible for the increase in net sales. Selling and general administrative expenses decreased slightly by 1.6%.



     The Chemical Group finished the year with a strong fourth quarter and while sales for the year were down by 4.8% to $12,633,559 operating profits increased by 13.3% to $764,904, the highest level during the past five years. 1997 was also the third consecutive year the division has increased operating profit over the prior year level. During 1997, the Group continued to concentrate on better margin sales and cost controls to increase overall profitability. More selective bidding and the loss of some very low margin sales resulted in sales in the Contract Division decreasing by 4.3% and sales in CADCO, the material sales division, decreasing by 6.5%. Gross profits in the Contract Division were down slightly, by 1. 1% largely as a result of the reduction in sales, while gross profits in the CADCO Division rebounded sharply by 36.8% and combined to increase the Group's gross profit by 4.3%. Selling and general administrative expenses decreased by 8.0% from 1996 levels largely as a result of decreases in the sales staff made possible by the continuing trend toward bidding of work in the Contract Division.



     For the Company as a whole, net sales from continuing operations increased by 8.1%, while cost of sales increased by the lesser rate of 6.9% resulting in higher gross profits and margins. Selling expenses decreased by 7.0% while general and administrative expenses increased by 4.9%. Interest expense decreased sharply, by 44.4%, as the proceeds from the sale of discontinued operations were used to significantly lower average borrowings during the year. Interest and financing income decreased by 3.7% as the investment in tank customer notes and leases continued to decrease. The effective income tax rate increased from 40.0% in 1996 to 41.7% in 1997 largely as a result of increased state and local taxes. The Company reported income from continuing operations of $2,057,274, or $1.03 per share, in 1997 an increase of 56.6% over income from continuing operations of $1,313,471, or $.66 per share, in 1996.



     In March of 1997, the Company sold its Cory Orchard & Turf division ("Cory") and in November of 1997 sold certain assets of the Cal-Van Tools division ("Cal-Van"). See Note 2 to the financial statements for a further discussion of these transactions. Operating results through the dates of sale of these divisions are classified as discontinued operations. After provision for applicable income taxes, the Company reported a loss from operations of discontinued operations of $310,863, or $.16 per share, compared to a loss of $55,188, or $.03 per share, in 1996. The sale of Cory resulted in a net gain after income taxes of $270,000 while the sale of Cal-Van resulted in a net loss of approximately $876,000 after a tax credit of $610,000. After provision for applicable income taxes, the Company reported a combined loss on disposal of the divisions of $605,950, or $.30 per share. After applicable tax credits, the total loss from discontinued operations for 1997 was $916,813 compared to a loss of $55,188 in 1996.



     The Company reported net income of $1,140,461 or $.57 per share in 1997 compared to net income of $1,258,283 or $.63 per share in 1996.



     (b) 1996 versus 1995



     Despite the fact that the Company's revenues for the first half were down record sales in both the third and fourth quarters resulted in total revenues decreasing only slightly, by 2.9%, from last year's record levels. 1996 Income from Continuing Operations decreased by 4.2% to $1,313,471 or $.66 per share.



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



     Net sales of the Chemical Group decreased by 6.7%, while operating profit increased by 17.4%. The decrease in sales was comprised of a 6.6% decrease in sales of the Contract Division and a 7.1% decrease in sales of the material sales division, CADCO. An emphasis on better margins and more selective bidding caused sales to decrease somewhat, but was responsible for the increase in gross and operating profits. The increase in the Group's operating profit was largely the result of increased gross profits of 22.0% in the Contract Division, which accounted for 80.2% of the Group's sales during the year. Selling and general administrative increased by 3.3% over the prior year levels largely as a result of a $19,700 increase in bad debt expense.



     For the Company as a whole, net sales decreased by 2.6%, while cost of sales decreased by 3.9% bettering margins and resulting in an increase in gross profit of 7.9%. Selling expenses increased by 6.1% during the year. General and administrative expenses increased by 11.8% largely as a result of increased bad debt expenses. Interest and financing income decreased by 15.1% largely as a result of reductions in the average balances of notes and leases receivable outstanding during the year. Interest expense increased by 4.5% as average borrowings to fund working capital needs increased over the prior year levels. The effective income tax rate increased from 39.7% in 1995 to 40.0% in 1996. Income from continuing operations decreased by 4.2% to $.66 per share from $.69 per share in 1995. Discontinued operations reported a loss of $55.188 or $.03 per share compared to income of $103,256 or $.05 per share in 1995. For the year, net income decreased by 14.7% to $1,258,283, or $.63 per share.


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


ENVIRONMENTAL



     In 1995, the Company was named a potentially responsible party (PRP) for site investigation and possible cleanup costs under the Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) or similar state laws with respect to a certain site. The Company has notified third party insurers about this matter and management is exploring the availability of coverage of claims which may arise. See Item 3 Legal Proceedings for additional information. Because of the preliminary state of this matter and lack of information, it is not possible to estimate the financial impact or range of probable financial impact on the Company. While the ultimate outcome cannot now be predicted, the Company believes, based upon the facts now known to it, that costs arising out of this matter will not have a material adverse effect on the Company's financial position, but could have a material impact on results of operations or cash flows for a particular quarter or annual period.



IMPACT OF YEAR 2000



     The Company has developed and initiated its plans to address the possible exposures related to the impact of the Year 2000 on its software and computer systems. Key financial information and operational systems have been assessed and detailed plans have been implemented to address modifications required prior to December 31, 1999. The Company expects these modifications will be completed and tested by that time. The financial impact of making the required changes will be comprised of internal costs, the costs required to upgrade and replace systems and equipment in the normal course of business, and is not expected to be material to the Company's consolidated financial position or results of operations. The Company currently does not have any direct interface systems with suppliers or customer. However, the Company, has initiated communications with its significant suppliers or customers to ensure they have appropriate plans to resolve Year 2000 issues where failure of their systems could adversely affect the Company's results of operations.


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

February 6, 1998,


except for note 15


as to which the date is


February 20, 1998

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

5.  PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following at December 31:

                                                      1997            1996
                                                   -----------     -----------
Land and land improvements......................   $ 1,136,924     $ 1,136,924
Buildings.......................................     4,068,859       4,068,859
Machinery and equipment.........................     7,595,586       7,380,017
Automobiles and trucks..........................     4,656,204       4,448,038
Construction in process.........................       191,259          20,918
                                                   -----------     -----------
                                                   $17,648,832     $17,054,756
                                                   ===========     ===========

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

15.  SALE OF COMPANY


     On December 19, 1997, the Company announced it had entered into a nonbinding letter of intent for the sale by merger of the Company to Harsco Corporation ("Harsco"). On February 20, 1998, the Company executed a Plan and Agreement of Merger with Harsco and a newly formed subsidiary of Harsco. The transaction is contingent upon the shareholders of the Company. If shareholder approval is obtained, the Company anticipates that the transaction will close in the spring of 1998.

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


     Robert H. Moyer is the President of The Mosser Group, located in Fremont, Ohio, (1991 to date), a holding company of: Mosser Construction, Inc. of which he is Chairman (1993 to date); Contractors Equipment, Inc.; WMOG Investment, Inc. of which he is President (1994 to date); and Telamon Construction, Inc. Mosser

Construction, Inc., a commercial construction and contracting company, is located in Fremont, Ohio. He is also a Director of Croghan Bancshares, Inc., the publicly owned holding company of Croghan Colonial Bank (1973 to date).



     Fred J. Roynon has been retired for more than the past 5 years. He is a retired bank executive with twenty-four years experience in community bank management, including Chairman, President and CEO of Society Bank Northwest Ohio (1980-1985).



     Richard J. Dudley has been retired for more than the past 5 years. He retired as Chairman of the Board, President and CEO of S.E. Hyman Co., a manufacturing company located in Fremont, Ohio, in 1987, and served as Assistant to the President of Terra Technical College, Fremont, Ohio (1987-1990). Mr. Dudley passed away on March 16, 1998.



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

                                  NAME AND ADDRESS                   AMOUNT AND NATURE OF     PERCENT
TITLE OF CLASS                  OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)   OF CLASS
--------------    ------------------------------------------------  -----------------------   --------
Common Shares     Arthur F. Doust                                           253,015(2)         12.62%
                  2690 CR 69
                  Gibsonburg, Ohio 43431
Common Shares     Trilon Dominion Partners, L.L.C.                          241,351(3)         12.03%
                  F/K/A Venture Capital,
                  Equities, L.L.C.
                  250 Park Avenue, Suite 2020
                  New York, New York 10022
Common            Asher B. Edelman                                          125,200(4)          6.24%
  Shares.....     717 Fifth Ave.
                  New York, New York 10022

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

(a) 3. EXHIBITS


EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
  2.1        Agreement and Plan of Merger dated as of February 20, 1998 by and among Harsco Corporation, H-Chemi Acquisition Corp.
             and Chemi-Trol Chemical Co. whereby the Registrant agrees to be acquired for cash price of approximately $46.1 million or
             $23.00 per share, as amended as of April 14, 1998.
  3.1        Amended Articles of Incorporation of the Registrant
             (Incorporated herein by reference to Exhibit 3.1 to Form
             10-K annual report for year ended December 31, 1993).
  3.2        Amended and Restated Code of Regulations of the Registrant.
             (Incorporated herein by reference to Exhibit 3.2 to Form
             10-K annual report for year ended December 31, 1993).
  4.1        Articles IV and V of the Amended Articles of Incorporation
             of the Registrant (Incorporated herein by reference to
             Exhibit 3.1 to Form 10-K annual report for year ended
             December 31, 1993).
  4.2        Articles II, III, VIII and XIII of the Amended and Restated
             Code of Regulations of the Registrant (Incorporated herein by reference to Exhibit 3.2 to Form 10-K annual report for year ended December 31, 1993).
  4.3        Specimen Common Share Certificate (Incorporated herein by
             reference to Exhibit 4(d) to Form S-1 Registration Statement
             No. 2-59959 of the Registrant filed on September 27, 1977
             (the "Registration Statement")).
  4.4        Shareholder Rights Plan of the Registrant dated May 27, 1993
             (Incorporated herein by reference to Exhibit 5(a) to Form
             8-K Current Report of the Registrant dated May 27, 1993).
  4.5        Amended and Restated Credit Agreement between the Registrant and Fifth Third Bank dated May 2, 1996 authorizing borrowing by the Registrant of up to $15,000,000 (Incorporated herein by reference to Exhibit 4.5 to Form 10-K annual report for year ended December 31, 1996).
  4.6        Amendment to credit agreement between the Registrant and
             Fifth Third Bank dated as of February 28, 1997 (see Exhibit
             4.5 above) amending the terms of the credit agreement
             (Incorporated herein by reference to Exhibit 4.6 to Form
             10-K annual report for year ended December 31, 1996).
  4.7        Second amendment to credit agreement between Registrant and
             Fifth Third Bank dated as of May 2, 1997 (See Exhibit 4.5
             above) amending the terms of the Credit Agreement.
  4.8        Stock Option Agreement dated as of February 20, 1998 among
             Harsco Corporation ("Parent") a Delaware Corporation,
             H-Chemi Acquisition Corp., a Pennsylvania Corporation and a
             direct, wholly-owned subsidiary of Parent and Chemi-Trol
             Chemical Co., an Ohio Corporation.
             No other instruments defining the rights of holders of
             long-term debt of the Registrant have been included as an
             exhibit because the total amount of indebtedness authorized by any such instrument does not exceed 10% of the total
             assets of the Registrant. The Registrant hereby agrees to
             furnish supplementally a copy of any omitted long-term debt instrument to the Commission upon request.
 10.1        Agreement between the Registrant and Sumitomo Shoji America,
             Inc. dated September 14, 1976 granting Sumitomo a right of first refusal to supply steel plate to the Tank Division
             (Incorporated herein by reference to Exhibit 13(b) (2) to
             the Registration Statement).
 10.2        Collective Bargaining Agreement between the Registrant and the United Steelworkers of America, AFL-CIO-CLC, Local Union
             No. 1915, dated May 1, 1996 (Incorporated herein by
             reference to Exhibit 10.2 to 10-K annual report for year
             ended December 31, 1996).
 10.3        Form of Employment Agreements dated August 1, 1996 between the Registrant and Robert A. Woolf, President, John P.
             Simcox, Vice President and Kevin D. Lauck, Secretary
             (Incorporated by reference to exhibit 10.4 to Form 10-K
             annual report for year ended December 31, 1996).
 10.4        Agreement between the Registrant and Laborers Inter-National
             Union, Local No. 480, effective March 1, 1998.

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
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

                            FORM 10-K EXHIBIT INDEX


EXHIBIT                                                                     PAGE
NUMBER                         DESCRIPTION OF DOCUMENT                     NUMBER
-------                        -----------------------                     ------
  2.1        Agreement and Plan of Merger dated as of February 20, 1998      40
             by and among Harsco Corporation, H-Chemi Acquisition Corp.
             and Chemi-Trol Chemical Co. whereby the Registrant agrees to be acquired for cash price of approximately $46.1 million or
             $23.00 per share, as amended as of April 14, 1998.
  3.1        Amended Articles of Incorporation of the Registrant
             (Incorporated herein by reference to Exhibit 3.1 to Form
             10-K annual report for year ended December 31, 1993).
  3.2        Amended and Restated Code of Regulations of the Registrant.
             (Incorporated herein by reference to Exhibit 3.2 to Form
             10-K annual report for year ended December 31, 1993).
  4.1        Articles IV and V of the Amended Articles of Incorporation
             of the Registrant (Incorporated herein by reference to
             Exhibit 3.1 to Form 10-K annual report for year ended
             December 31, 1993).
  4.2        Articles II, III, VIII and XIII of the Amended and Restated
             Code of Regulations of the Registrant (Incorporated herein by reference to Exhibit 3.2 to Form 10-K annual report for year ended December 31, 1993).
  4.3        Specimen Common Share Certificate (Incorporated herein by
             reference to Exhibit 4(d) to Form S-1 Registration Statement
             No. 2-59959 of the Registrant filed on September 27, 1977
             (the "Registration Statement")).
  4.4        Shareholder Rights Plan of the Registrant dated May 27, 1993
             (Incorporated herein by reference to Exhibit 5(a) to Form
             8-K Current Report of the Registrant dated May 27, 1993).
  4.5        Amended and Restated Credit Agreement between the Registrant and Fifth Third Bank dated May 2, 1996 authorizing borrowing by the Registrant of up to $15,000,000 (Incorporated herein by reference to Exhibit 4.5 to Form 10-K annual report for year ended December 31, 1996).
  4.6        Amendment to credit agreement between the Registrant and
             Fifth Third Bank dated as of February 28, 1997 (see Exhibit
             4.5 above) amending the terms of the credit agreement
             (Incorporated herein by reference to Exhibit 4.6 to Form
             10-K annual report for year ended December 31, 1996).
  4.7        Second amendment to credit agreement between Registrant and     74
             Fifth Third Bank dated as of May 2, 1997 (See Exhibit 4.5
             above) amending the terms of the Credit Agreement.
  4.8        Stock Option Agreement dated as of February 20, 1998 among      76
             Harsco Corporation ("Parent") a Delaware Corporation,
             H-Chemi Acquisition Corp., a Pennsylvania Corporation and a
             direct, wholly-owned subsidiary of Parent and Chemi-Trol
             Chemical Co., an Ohio Corporation.
             No other instruments defining the rights of holders of
             long-term debt of the Registrant have been included as an
             exhibit because the total amount of indebtedness authorized by any such instrument does not exceed 10% of the total
             assets of the Registrant. The Registrant hereby agrees to
             furnish supplementally a copy of any omitted long-term debt instrument to the Commission upon request.
 10.1        Agreement between the Registrant and Sumitomo Shoji America,
             Inc. dated September 14, 1976 granting Sumitomo a right of first refusal to supply steel plate to the Tank Division
             (Incorporated herein by reference to Exhibit 13(b) (2) to
             the Registration Statement).

EXHIBIT                                                                     PAGE
NUMBER                         DESCRIPTION OF DOCUMENT                     NUMBER
-------                        -----------------------                     ------
 10.2        Collective Bargaining Agreement between the Registrant and the United Steelworkers of America, AFL-CIO-CLC, Local Union
             No. 1915, dated May 1, 1996 (Incorporated herein by
             reference to Exhibit 10.2 to 10-K annual report for year
             ended December 31, 1996).
 10.3        Form of Employment Agreements dated August 1, 1996 between the Registrant and Robert A. Woolf, President, John P.
             Simcox, Vice President and Kevin D. Lauck, Secretary
             (Incorporated by reference to exhibit 10.4 to Form 10-K
             annual report for year ended December 31, 1996).
 10.4        Agreement between the Registrant and Laborers Inter-National    84
             Union, Local No. 480, effective March 1, 1998.
 10.5        Form of Deferred Compensation Plan for Key Employees            88
             effective August 15, 1997.
 10.6        Agreement of Purchase and Sale of Assets dated November 18,
             1997 between the Registrant and Eagle Tools, Inc. for the
             sale of certain assets of the Registrant's Cal-Van Tools
             Division. (Incorporated herein by reference to Exhibit 2.1 to Form 8-K dated November 24, 1997).
 10.7        Asset Purchase Agreement dated March 25, 1997 between the       92
             Registrant and Terra International, Inc. for the sale of
             Certain assets of its Cory Orchard & Turf Division.
 22          Subsidiaries of the Registrant (No Exhibit is included
             because the Registrant has no Subsidiaries.)
 27          Financial Data Schedule                                        101