Form 10-Q
period 1998-03-31
CHEMI TROL CHEMICAL CO
filed 1998-05-12
CIK 215420

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------ EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

               Yes  X                                  No
                   ---                                     --


        The registrant has 2,004,930 common shares, no par value, outstanding as of March 31, 1998.


                         This document contains 11 pages

                          PART 1. FINANCIAL INFORMATION

Financial Statements
         The accompanying condensed balance sheets as of March 31, 1998 and 1997, and related statements of income and retained earnings and statements of cash flows for the periods ended March 31, 1998 and 1997 are unaudited but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The accompanying condensed balance sheet as of December 31, 1997 has been derived from the audited year end financial statements. These financial statements presented are for interim periods and do not include all disclosures normally provided in annual financial statements; they should be read in conjunction with financial statements and notes thereto appearing in the Company's 1997 Form 10-K annual report to shareholders. The interim result of operations are not necessarily indicative of the results for the complete year.

                             CHEMI-TROL CHEMICAL CO.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                                                                  Three months ended
                                                            -----------------------------
                                                           March 31, 1998   March 31, 1997
                                                            ------------     ------------
Revenues:
   Net sales                                                $  7,717,236     $ 10,287,075
   Interest and financing income                                 270,091          227,062
                                                            ------------     ------------
                                                               7,987,327       10,514,137
Costs and expenses:
   Costs of sales                                              6,749,949        8,653,151
   Selling expenses                                              207,918          274,054
   General and administrative  expenses                          517,211          635,504
   Interest                                                       56,585          131,695
                                                            ------------     ------------
                                                               7,531,663        9,694,404
                                                            ------------     ------------
Income from continuing operations before income taxes            455,664          819,733
Provision for income taxes                                       182,000          327,000
                                                            ------------     ------------
Income from continuing operations                                273,664          492,733
Discontinued operations (Note 4)
   Loss from discontinued operations, net of tax credit             ----         (123,887)
   Gain on disposal of division, net of tax                         ----          270,198
                                                            ------------     ------------
Income from discontinued operations                                 ----          146,311
                                                            ------------     ------------
Net income                                                       273,664          639,044
Retained earnings at beginning of period                      18,087,156       17,668,471
                                                            ------------     ------------

Retained earnings at end of  period                         $ 18,360,820     $ 18,307,515
                                                            ============     ============
Basic and diluted income (loss) per common share
   Continuing operations                                    $        .14     $        .25

   Discontinued operations (Note 4):
      Loss from operations                                          ----             (.06)
      Gain on disposal of division                                  ----              .13
                                                            ------------     ------------
                                                            $        .14     $        .32
                                                            ============     ============





                             See accompanying notes.

                             CHEMI-TROL CHEMICAL CO.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                March 31,     December 31,     March 31,
                                                                  1998           1997            1997
                                                              -----------     -----------     -----------
ASSETS
Current assets:
  Cash                                                        $ 1,851,993     $ 1,516,078     $     9,214
  Notes and accounts receivable                                 8,195,700      10,595,213      11,785,645
  Net investment in sales-type leases                             468,810         450,834         674,782
  Inventories (Note 1)                                          4,380,638       3,104,151       3,462,452
  Prepaid expenses and other assets                             1,576,225       1,074,763       1,390,681
  Current assets of discontinued operations (Note 4)            1,113,126       3,122,103      10,913,598
                                                              -----------     -----------     -----------
                Total current assets                           17,586,492      19,863,142      28,236,372

Property, plant and equipment, net                              8,337,586       8,527,027       8,906,612

Investments and other assets                                    6,641,498       6,329,369       5,094,930
Property, plant and equipment of discontinued
   operations (Note 4)                                                ---              --         915,887
                                                              -----------     -----------     -----------
                                                              $32,565,576     $34,719,538     $43,153,801
                                                              ===========     ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $ 2,876,868     $ 4,428,316     $ 4,458,704
   Income taxes                                                   128,661         281,912         367,203
   Dividends payable                                               ------         180,444        --------
   Accrued liabilities                                          1,744,102       1,639,174       1,570,537
   Long-term debt due within one year                           1,170,221       1,368,915       7,168,751
   Current liabilities of discontinued operations                 348,702         646,925       2,362,023
                                                              -----------     -----------     -----------
                  Total current liabilities                     6,268,554       8,545,686      15,927,218

Long-term debt                                                  1,769,728       1,920,222       2,657,965
Other long-term liabilities                                     1,063,707       1,063,707         794,336
Deferred federal income tax                                       512,000         512,000         876,000

Shareholders' equity:
   Common stock, without par value;
      6,000,000  shares authorized
      2,004,930  shares issued and
      outstanding (Note 3)                                      4,590,767       4,590,767       4,590,767
   Retained earnings                                           18,360,820      18,087,156      18,307,515
                                                              -----------     -----------     -----------
             Total shareholders' equity                        22,951,587      22,677,923      22,898,282
                                                              -----------     -----------     -----------
                                                              $32,565,576     $34,719,538     $43,153,801
                                                              ===========     ===========     ===========







                             See accompanying notes.

                             CHEMI-TROL CHEMICAL CO.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended March 31
                                                                ----------------------------
                                                                    1998             1997
                                                                -----------      -----------
OPERATING ACTIVITIES:
Income from continuing operations                               $   273,664      $   492,733
Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Notes receivable from product sales                        (1,103,488)      (1,969,269)
      Notes receivable sold                                             -0-          400,271
      Collections from customers on notes receivable                889,523        1,079,520
      Proceeds from sales-type leases                               121,512          176,415
      Addition to net investment in sales-type leases              (158,569)        (117,872)
      Depreciation                                                  257,392          257,484
      Gain on sale of property and equipment                        (12,142)         (31,644)
      Changes in operating assets and liabilities:
         Accounts receivable                                      2,349,497          464,708
         Inventories                                             (1,276,487)         276,242
         Prepaid expenses                                          (501,462)        (381,768)
         Other assets                                               (29,066)         (48,886)
         Accounts payable                                        (1,551,448)      (1,608,677)
         Income taxes payable                                      (153,251)         136,718
         Accrued liabilities                                        104,928           26,182
                                                                -----------      -----------
Cash used in continuing operations                                 (789,397)        (847,843)
Cash flow provided  by discontinued operations                    1,710,754          299,297
                                                                -----------      -----------
Net cash provided by (used in) operating activities                 921,357         (548,546)
INVESTING ACTIVITIES:
Additions to property and equipment                                (100,809)        (458,741)
Proceeds from disposals of property and equipment                    45,000           59,792
Proceeds from sale of discontinued operations                           -0-        4,799,533
Discontinued operations, principally purchases of equipment             -0-           (6,740)
                                                                -----------      -----------
Net cash provided by (used in) investing activities                 (55,809)       4,393,844
FINANCING ACTIVITIES:
Payments of long-term debt                                         (349,189)        (803,230)
Net payments under line of credit                                       -0-       (2,964,916)
Cash dividend payments                                             (180,444)        (180,444)
                                                                -----------      -----------
Net cash used in financing activities                              (529,633)      (3,948,590)
                                                                -----------      -----------
Increase  (decrease) in cash                                        335,915         (103,292)
Cash at beginning of  period                                      1,516,078          112,506
                                                                -----------      -----------
Cash at end of period                                           $ 1,851,993      $     9,214
                                                                ===========      ===========
Supplemental cash flow information:
   Cash paid for interest                                       $    47,955      $   205,617
                                                                ===========      ===========
   Cash paid for income taxes                                   $   335,251      $   288,282
                                                                ===========      ===========





                             See accompanying notes.

                             CHEMI-TROL CHEMICAL CO.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
1.       Inventories
         -----------

                  Inventories at March 31, 1998, December 31, 1997 and March 31, 1997 are as follows:

                                                  March 31,     December 31,     March 31,
                                                    1998            1997           1997
                                                 ----------     ----------     ----------
         Manufacturing inventories:
             Raw material and supplies           $2,018,003     $2,039,185     $1,798,169
             Work in process                          9,047          6,118         26,512
             Finished goods                       1,594,272        358,913        720,565
         Purchased inventory held for resale        302,237        440,039        632,584
         Chemicals and other materials used
            in contracting                          457,079        259,896        284,622
                                                 ----------     ----------     ----------
                                                 $4,380,638     $3,104,151     $3,462,452
                                                 ==========     ==========     ==========

2.       Sale of Notes With Recourse
         ---------------------------

                  The Company at March 31, 1998 has a contingent liability of $2,043,000 for customers' installment notes sold with recourse to the Chemi-Trol Chemical Co. Profit Sharing Plan. The credit risk associated with these notes is minimal as the Company retains a security interest in the products sold on the installment basis.

3.       Basic & Diluted Net Income Per Common  Share
         -------------------------------------  -----

                  Basic & diluted net income per common share is based on the weighted average number of shares outstanding of 2,004,930. Shareholders' rights, which may have a potentially dilutive effect, have been excluded from the weighted average shares computation as conditions to the exercisability of such rights have not been satisfied.

4.       Discontinued  Operations
         ------------------------

                  On March 25, 1997, the Company sold its Cory Orchard and Turf Division to Terra International, Inc. for approximately $4.8 Million under an asset purchase agreement. The sale resulted in a net gain of $270,000 after income taxes of $180,000. The gain also includes the effects of LIFO quantity liquidation's of $167,000.

                  On November 18, 1997, the Company completed the sale of certain assets of its Cal-Van Tools Division to Eagle Tools, Inc. (Eagle), an affiliate of Horizon Tool, Inc. Eagle purchased inventory, machinery, equipment, fixtures, dies and the Cal-Van Tools name for a cash payment of $1.5 million and a note of approximately $2.3 million. The Company retained and is currently collecting accounts receivable of approximately $4.8 million. Real estate with an approximate cost of $1.7 million and a carrying value of approximately $900,000 was also retained by the Company and is being leased to Eagle. The sale resulted in a net loss of approximately $876,000 after a tax credit of $610,000. The loss includes income from the liquidation of LIFO quantities amounting to $259,000.

                             CHEMI-TROL CHEMICAL CO.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.       Discontinued Operations - (Continued)

                  Summary operating results of the discontinued Cory Orchard and Turf and the Cal-Van Tools segments for the three months ended March 31, 1997 are as follows:

         Revenues:
            Cal-Van Tools                                       $ 3,576,702
            Cory Orchard and Turf                                   911,943
                                                                -----------
                                                                $ 4,488,645
                                                                ===========

         Loss before income taxes:
            Cal-Van Tools                                       $  (137,781)
            Cory Orchard and Turf                                   (67,803)
                                                                -----------
                                                                   (205,584)
         Income tax credit                                          (81,697)
                                                                -----------
         Net loss                                               $  (123,887)
                                                                ===========

                  Interest on borrowings under the Company's general credit facilities was allocated to discontinued operations based on the ratio of net assets of the discontinued Cory Orchard and Turf and the Cal-Van Tools segments to the total net assets of the Company plus existing debt under the Company's general credit facilities. Interest expense allocated to discontinued operations during the three months ended March 31, 1997 was $73,922.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         The Company is organized on an operational basis into two divisions:
Tank Division, located in Fremont, Ohio and the Chemical Group, located in Gibsonburg, Ohio. Each division is headed by a General manager who reports directly to the Company's executive officers in Gibsonburg, Ohio. In addition the Company has a Leasing and Finance Division for the purpose of offering to its qualified customers two alternate methods of financing the purchase of it tank products. In 1998, consistent with the Company's prior practice, income and expense of the Leasing and Finance Division are recorded either in the Tank Division or in unallocated corporate income and expense.

AGREEMENT FOR ACQUISITION OF THE COMPANY

         On February 20, 1998 the Company and Harsco (NYSE:HSC) executed an Agreement and Plan of Merger providing for the acquisition of the Company by Harsco for approximately $46 million or $23.00 per share. Completion of the transaction is subject to the affirmative vote of holders of at least 66 2/3% of the outstanding shares of common stock of the Company and the receipt of all regulatory clearances. The expiration of the applicable waiting period under the HSR Act expired on March 29, 1998. The Company does not anticipate problems in obtaining the remaining approvals.

         Capsule segment results for the periods ended March 31, 1998 and 1997 are as follows:

                                                Three months ended March 31
                                                  1998              1997
                                             ------------      ------------
Revenues (unaffiliated customers):
   Tank                                      $  7,160,230      $  9,617,571
   Chemical                                       755,971           891,703
   Corporate interest                              71,126             4,863
                                             ------------      ------------

      Total revenues                         $  7,987,327      $ 10,514,137
                                             ============      ============

Operating profit (loss):

   Tank                                      $    897,559      $  1,446,262
   Chemical                                       (55,459)          (47,586)
                                             ------------      ------------
      Total operating profit                      842,100         1,398,676

General corporate expenses                       (400,977)         (452,111)
Corporate interest income                          71,126             4,863
Interest expense                                  (56,585)         (131,695)
                                             ------------      ------------
      Income  from continuing operations
         before income taxes                 $    455,664      $    819,733
                                             ============      ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

First quarter ended March 31, 1998 vs. first quarter ended March 31, 1997
-------------------------------------------------------------------------

         For the first quarter ended March 31, 1998, the Company reported income from continuing operations of $273,664, or 14 cents per share, compared to income from continuing operations of $492,733, or 25 cents per share, a year earlier. Net income for the first quarter of 1998 totaled $273,664, or 14 cents per share, compared to year-earlier net income of $639,044, or 32 cents per share, which included a loss from discontinued operations of 6 cents per share and a gain on the sale of the Cory Orchard & Turf Division of 13 cents per share.

         A temporary slowdown in demand for its tank products, caused in part by the mild winter across much of the Midwest, led to a 25.9 percent reduction in net sales of the Tank Division for its first quarter of 1998 to $6,961,265 versus the record sales of $9,395,372 a year earlier. Sales for the quarter, however, were 10.8 percent ahead of 1996 first quarter sales indicating the strength of 1997's first quarter. The reduction in sales coupled with a 10.5 percent reduction in interest and financing income were largely responsible for operating profit decreasing 37.9 percent to $897,559 from a year earlier's operating profit of $1,446,262. First quarter selling and general administrative decreased by 34.3 percent largely as a result of the reduction in sales.

         The Company's Chemical Group first quarter sales decreased by 15.2 percent to $755,971 from $891,703 in the prior year. The Group had an operating loss in the first quarter of 1998 of $55,459, as compared to an operating loss of $47,586 in the prior year. The first quarter of the Chemical Group is normally dominated by start-up costs associated with contracting, and primary earnings for the segment are generated in the second and third quarters.

         For the Company as a whole, net sales from continuing operations decreased by 25.0 percent while cost of sales decreased at the lesser rate of
22.0 percent and resulted in 40.8 percent decrease in gross profit. Selling expenses decreased by 24.1 percent to parallel approximately the rate of decrease in net sales. General and administrative expenses from continuing operations decreased by 18.6 percent largely as a result of decreased bonus and profit sharing allocations at the lower profit level coupled with reductions in the expenses associated with scaleback of general and administrative costs as a result of the sale of the Cory Orchard & Turf and Cal-Van Tools Divisions. Interest and financing income increased to $270,091, from $227,062 in the prior year first quarter, as a result of corporate interest earned on the Eagle Tool note receivable and the increased cash available for investment which combined to yield corporate interest income of $71,126 in the first quarter of 1998 compared to $4,863 in 1997. Interest expense from continuing operations decreased sharply, by 57.0 percent, as average borrowings for working capital needs continued to decrease during the first quarter of 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources
-------------------------------

         Liquidity is the measure of a company's ability to generate adequate funds to meet its needs. Funds can be generated internally from operations or externally by borrowing. Primary measures of liquidity include the amount of working capital, the working capital ratio and the ability to borrow long-term funds. As shown in the following chart, the Company remains in a strong position and its ability to borrow funds remains strong as evidenced by the working capital ratio, unused commitment for term financing and the unpledged notes and leases at March 31, 1998.

                                                    March 31, 1998      March 31, 1997
                                                  ----------------     ---------------

          Working capital                              $11,317,938         $11,514,818
          Working capital ratio                           2.8 to 1            1.7 to 1
          Unused commitment for term financing
             of customer notes and leases                7,000,000           4,780,500
          Unpledged notes and leases                     6,466,000           1,483,293

         During 1998 and 1997 both working capital and the working capital ratio increased as proceeds from the sale of the Cory Orchard & Turf Division in March of 1997 and the sale in November 1997 of the Cal-Van Tools Division improved the Company's overall liquidity. In the first quarter of 1998 cash flow provided by discontinued operations, primarily collection of Cal-Van accounts receivable, was $1,710,754 compared to $299,297 in the prior year. Also, in the first quarter of 1997 the cash proceeds from the sales of discontinued operations provided $4,799,533 to cash flow.

         A substantial amount of the Company's working capital over the past two years has been provided from operations. The total outstanding amount borrowed to finance notes receivable was $1,257,000 and to finance sales-type leases was -0- at March 31, 1998. The Company has a commitment to provide long-term financing for tank notes and leases extended to customers for an additional $7 million beyond amounts currently outstanding.

         Due to the seasonal nature of the operations of the Company's Chemical Group and the extended payment terms in the Tank Division, the Company has an uneven cash flow pattern. Operations of the Chemical Group begin approximately late-March and run through November. There are substantial start-up expenses for this division associated with inventory build-up and the purchase of equipment and supplies. Since the majority of the contracts performed by this division are for political subdivisions and the contracts stretch over the entire summer season, a high percentage of the payments are not received until mid-September and October. As a result it is necessary for the Company to borrow short-term funds. For this reason, the Company has arranged a short-term borrowing limit of $15.75 million through local banks. The Company had not borrowed on its line at March 31, 1998.

         The capital expenditure budget for 1998 is $891,000. The Company intends to make these expenditures with funds provided from operations.

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




                                           CHEMI-TROL CHEMICAL CO.




Dated: May 11, 1998                        /S/ KEVIN D. LAUCK
                                           ------------------
                                      By:  Kevin D. Lauck, Secretary, Treasurer
                                           and Controller (Chief Accounting
                                           Officer and Chief Financial Officer also
                                           signing on behalf of the registrant as duly
                                           authorized officer)
