Form 10-K/A
period 1997-12-31
CHEMI TROL CHEMICAL CO
filed 1998-05-14
CIK 215420

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

AGREEMENT FOR ACQUISITION OF THE COMPANY

     On February 20, 1998 the Company and Harsco (NYSE:HSC) executed an Agreement and Plan of Merger providing for the acquisition of the Company by Harsco for approximately $46 million or $23.00 per share. Completion of the transaction is subject to the affirmative vote of holders of at least 66 2/3 of the outstanding shares of common stock of the Company and the expiration or early termination of the applicable waiting period for antitrust review of the transaction, among other conditions. The Company anticipates closing the transaction in the Spring of 1998.

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

ITEM 3.   LEGAL PROCEEDINGS


     The Company, along with fourteen other parties, has been designated in a letter dated July 13, 1995, as a potentially responsible party ("PRP") by the United States Environmental Protection Agency (the "EPA") at the County Line Landfill, Fremont, Ohio under the Comprehensive Environmental Response, Communication and Liability Act of 1980, as amended. The EPA is requesting that the PRPs initiate an Engineering and Evaluation and Cost Analysis ("EECA") to evaluate what future response activities may be necessary at the site, which was a licensed landfill from 1969 to 1984. In response to the EPA's request, the PRPs retained an expert to develop a preliminary engineering evaluation which proposed a sampling plan and appropriate contaminant trigger levels. Because the EPA was unwilling to accept the PRP's proposed sampling plan and action levels, the PRPs declined to undertake the EECA. The EPA has not notified the PRPs of what further action it may take. There is no volumetric ranking of the parties available. Although the EPA takes a position that any PRP is liable jointly and severally for response costs, the Company is only one of many parties believed to have used the site. There is also no information as to the extent and nature of any necessary future response action at the site. During the period in question the Company maintained various insurance policies and management is exploring the availability of coverage of claims which may arise. Because of the preliminary state of this matter and lack of information, it is not possible to estimate the financial impact or range of probable financial impact on the Company. During the year ended December 31, 1995, the Company expensed $9,132, its portion of the expenses of the preliminary engineering evaluation. Since 1995 the Company has not reflected any amount or accrued expenses to cover any future cost of additional evaluation or remediation relating to the site. While the ultimate outcome of this matter cannot now be predicted, the Company believes, based on the facts now known to it, that costs arising out of this matter will not have a material adverse effect on the Company's financial position, but could have a material impact on results of operations or cash flows for a particular quarter or annual period.

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


     The Chemical Group finished the year with a strong fourth quarter and while sales for the year were down by 4.8% to $12,633,559 operating profits increased by 13.3% to $764,904, the highest level during the past five years. 1997 was also the third consecutive year the division has increased operating profit over the prior year level. During 1997, the Group continued to concentrate on better margin sales and cost controls to increase overall profitability. More selective bidding and the loss of some very low margin sales resulted in sales in the Contract Division decreasing by 4.3% and sales in CADCO, the material sales division, decreasing by 6.5%. Gross profits in the Contract Division were down slightly, by 1.1%, largely as a result of the reduction in sales. Gross profits in the CADCO Division rebounded sharply by 36.8% due to the concentration on higher margin sales. These factors combined to increase the Group's gross profit by 4.3%. Selling and general administrative expenses decreased by 8.0% from 1996 levels largely as a result of decreases in the sales staff made possible by the continuing trend toward bidding of work in the Contract Division.


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

ENVIRONMENTAL


     The Company, along with fourteen other parties, has been designated in a letter dated July 13, 1995, as a potentially responsible party ("PRP") by the United States Environmental Protection Agency (the "EPA") at the

County Line Landfill, Fremont, Ohio under the Comprehensive Environmental Response, Communication and Liability Act of 1980, as amended. The EPA is requesting that the PRPs initiate an Engineering and Evaluation and Cost Analysis ("EECA") to evaluate what future response activities may be necessary at the site, which was a licensed landfill from 1969 to 1984. In response to the EPA's request, the PRPs retained an expert to develop a preliminary engineering evaluation which proposed a sampling plan and appropriate contaminant trigger levels. Because the EPA was unwilling to accept the PRP's proposed sampling plan and action levels, the PRPs declined to undertake the EECA. The EPA has not notified the PRPs of what further action it may take. There is no volumetric ranking of the parties available. Although the EPA takes a position that any PRP is liable jointly and severally for response costs, the Company is only one of many parties believed to have used the site. There is also no information as to the extent and nature of any necessary future response action at the site. During the period in question the Company maintained various insurance policies and management is exploring the availability of coverage of claims which may arise. Because of the preliminary state of this matter and lack of information, it is not possible to estimate the financial impact or range of probable financial impact on the Company. During the year ended December 31, 1995, the Company expensed $9,132, its portion of the expenses of the preliminary engineering evaluation. Since 1995 the Company has not reflected any amount or accrued expenses to cover any future cost of additional evaluation or remediation relating to the site. While the ultimate outcome of this matter cannot now be predicted, the Company believes, based on the facts now known to it, that costs arising out of this matter will not have a material adverse effect on the Company's financial position, but could have a material impact on results of operations or cash flows for a particular quarter or annual period.



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

12.  ENVIRONMENTAL


     The Company, along with fourteen other parties, has been designated in a letter dated July 13, 1995, as a potentially responsible party ("PRP") by the United States Environmental Protection Agency (the "EPA") at the County Line Landfill, Fremont, Ohio under the Comprehensive Environmental Response, Communication and Liability Act of 1980, as amended. The EPA is requesting that the PRPs initiate an Engineering and Evaluation and Cost Analysis ("EECA") to evaluate what future response activities may be necessary at the site, which was a licensed landfill from 1969 to 1984. In response to the EPA's request, the PRPs retained an expert to develop a preliminary engineering evaluation which proposed a sampling plan and appropriate contaminant trigger levels. Because the EPA was unwilling to accept the PRP's proposed sampling plan and action levels, the PRPs declined to undertake the EECA. The EPA has not notified the PRPs of what further action it may take. There is no volumetric ranking of the parties available. Although the EPA takes a position that any PRP is liable jointly and severally for response costs, the Company is only one of many parties believed to have used the site. There is also no information as to the extent and nature of any necessary future response action at the site. During the period in question the Company maintained various insurance policies and management is exploring the availability of coverage of claims which may arise. Because of the preliminary state of this matter and lack of information, it is not possible to estimate the financial impact or range of probable financial impact on the Company. During the year ended December 31, 1995, the Company expensed $9,132, its portion of the expenses of the preliminary engineering evaluation. Since 1995 the Company has not reflected any amount or accrued expenses to cover any future cost of additional evaluation or remediation relating to the site. While the ultimate outcome of this matter cannot now be predicted, the Company believes, based on the facts now known to it, that costs arising out of this matter will not have a material adverse effect on the Company's financial position, but could have a material impact on results of operations or cash flows for a particular quarter or annual period.



13.  INFORMATION PERTAINING TO INDUSTRY SEGMENTS


     The Company has two operating segments which are in separate industries. The Tank division produces and sells steel pressure tanks for the storage of liquid propane gas and anhydrous ammonia to customers in the U.S. and Canada. The operations of the Chemical division involve the sale and application of highway pavement marking and vegetation control materials in the U.S. Total revenues by segment include sales to unaffiliated customers, as reported in the Company's income statement. Operating profit (total revenues less operating expenses) excludes general corporate expenses, interest expense, corporate interest income, corporate other

                            CHEMI-TROL CHEMICAL CO.

13. INFORMATION PERTAINING TO INDUSTRY SEGMENTS -- (CONTINUED) income and income taxes. Corporate assets include cash investments, notes receivable from sale of discontinued operations, administrative offices, and real estate held for lease.

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

                            CHEMI-TROL CHEMICAL CO.

14.  YEAR 2000 ISSUES (UNAUDITED)

     The Company has assessed its current computer software for proper functioning with respect to dates in the year 2000 and thereafter. The year 2000 issue and related costs are not expected to have a material impact on the operations of the Company.

15.  SALE OF COMPANY


     On December 19, 1997, the Company announced it had entered into a nonbinding letter of intent for the sale by merger of the Company to Harsco Corporation ("Harsco"). On February 20, 1998, the Company executed a Plan and Agreement of Merger with Harsco and a newly formed subsidiary of Harsco. The transaction is contingent upon approval by the shareholders of the Company. If shareholder approval is obtained, the Company anticipates that the transaction will close in the spring of 1998.

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

May 13, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


/s/ ARTHUR F. DOUST                                    /s/ ROBERT W. WOOLF
-----------------------------------------------------  -----------------------------------------------------
Arthur F. Doust, May 13, 1998                          Robert W. Woolf, May 13, 1998
(Director)                                             (Director, Chairman, President and
                                                       Chief Executive Officer)

/s/ ROBERT H. MOYER                                    /s/ JOHN P. SIMCOX
-----------------------------------------------------  -----------------------------------------------------
Robert H. Moyer, May 13, 1998                          John P. Simcox, May 13, 1998
(Director)                                             (Director and Vice President)

/s/ FRED J. ROYNON                                     /s/ ASHER B. EDELMAN
-----------------------------------------------------  -----------------------------------------------------
Fred J. Roynon, May 13, 1998                           Asher B. Edelman, May 13, 1998
(Director)                                             (Director)

/s/ KEVIN D. LAUCK                                     /s/ W. BURTON LLOYD
-----------------------------------------------------  -----------------------------------------------------
Kevin D. Lauck, May 13, 1998                           W. Burton Lloyd, May 13, 1998
(Director and Secretary / Treasurer)                   (Director)


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